Form 10QSB
period 1999-12-31
ALMOST COUNTRY PRODUCTIONS INC
filed 2000-03-08
CIK 1034764

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                         December 31, 1999

Commission file number

                       ALMOST COUNTRY PRODUCTIONS, INC.
            (Exact name of registrant as specified in its charter)

                                    NEVADA
                           (State of incorporation)

                                  84-1398342
                       (IRS employer identification no.)

               245 N. Vine St. #103   Salt Lake City, Utah 84103
                   (Address of principle executive offices)

                                (801) 322-1887
              (Registrants Telephone Number Including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   X Yes     ___ No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class               Outstanding as of December 31, 1999
        Common Stock                       301,100

                        PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                         [A Development Stage Company]
                      UNAUDITED CONDENSED BALANCE SHEETS
                                    ASSETS

                                              December 31,   September 30,
                                                  1999           1999
                                              ____________   ____________

CURRENT ASSETS:
  Cash in bank                                 $   1,848      $   1,358
  Inventory                                          257            257
                                              ____________   ____________
          Total Current Assets                     2,105          1,615
                                              ____________   ____________

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts Payable                             $     100     $      100
  Loans Payable - related party                   18,272         13,972
                                              ____________   ____________
          Total Current Liabilities               18,372         14,072
                                              ____________   ____________
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   301,100 shares issued and
   outstanding                                       301            301
  Capital in excess of par value                  26,054         26,054
  Deficit accumulated during the
   development stage                             (42,622)       (38,812)
                                              ____________   ____________
          Total Stockholders' Equity (Deficit)   (16,267)       (12,457)
                                              ____________   ____________

                                               $   2,105       $  1,615
                                              ____________   ____________

Note: The balance sheet of September 30, 1999, was taken from the audited financial statements at that date and condensed.

  The accompanying notes are an integral part of these financial statements.

                        ALMOST COUNTRY PRODUCTIONS, INC.
                         [A Development Stage Company]

                      UNAUDITED STATEMENTS OF OPERATIONS


                                                                From
                                           For the Three      Inception
                                           Months Ended     on October 24,
                                            December 31,    1996, through
                                         _________________   December 31,
                                           1999     1998        1999
                                         ________ ________  ______________


REVENUE:
  Sales, net                             $     -  $    83    $      271

COST OF GOODS SOLD:                            -       46           156
                                         ________ ________  ______________
  Gross Profit                                 -       37           115
                                         ________ ________  ______________
EXPENSES:
  General and administrative               3,810       37        18,654
  Cost of record master                        -        -        22,332
  Other operating expenses                     -        -         1,751
                                         ________ ________  ______________
      Total Expenses
                                           3,810       37        42,737
                                         ________ ________  ______________

LOSS BEFORE INCOME TAXES                  (3,810)       -       (42,622)

CURRENT TAX EXPENSE                            -        -             -

DEFERRED TAX EXPENSE                           -        -             -


NET LOSS                                 $(3,810) $     -    $  (42,622)
                                         ________ ________  ______________
LOSS PER COMMON SHARE                    $  (.01) $     -    $     (.15)
                                         ________ ________  ______________


The accompanying notes are an integral part of these financial statements.

                        ALMOST COUNTRY PRODUCTIONS, INC.
                         [A Development Stage Company]
                      UNAUDITED STATEMENTS OF CASH FLOWS



                                                                From
                                           For the Three      Inception
                                           Months Ended     on October 24,
                                            December 31,    1996, through
                                         _________________   December 31,
                                           1999     1998        1999
                                         ________ ________  ______________

Cash Flows from Operating Activities:
  Net loss                              $ (3,810) $     -    $  (42,622)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Depreciation and amortization              -        -           310
    Non cash expense                           -        -           330
     Change in assets and liabilities:
      Decrease(increase) in inventory          -        -          (257)
      Increase (decrease) in accounts
       payable                                 -        -           100
         Net Cash Flows (Used) by
          Operating Activities            (3,810)       -       (42,139)
                                         ________ ________  ______________
Cash Flows from Investing Activities:
   Payments for Organization Costs             -        -          (310)
         Net Cash (Used) by Investing
          Activities                           -        -          (310)
                                         ________ ________  ______________
Cash Flows from Financing Activities:
   Proceeds from shareholder loans         4,300        -        18,272
   Proceeds from common stock issuance         -        -        32,000
   Payment of stock offering costs             -        -        (5,975)
                                         ________ ________  ______________
         Net Cash Provided by Financing
          Activities                       4,300        -        44,297
                                         ________ ________  ______________
Net Increase (Decrease) in Cash              490        -         1,848

Cash at Beginning of period                1,358        9             -
                                         ________ ________  ______________
Cash at End of period                    $ 1,848  $     9    $    1,848
                                         ________ ________  ______________

Cash paid for Interest and
 income taxes:                           $     -  $     -    $        -

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the three months ended December 31, 1999: None.
     For the three months ended December 31, 1998: None.

The accompanying notes are an integral part of these financial statements.

                        ALMOST COUNTRY PRODUCTIONS, INC.
                         (A Development Stage Company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Almost Country Productions, Inc. (the Company) was organized under the laws of the State of Nevada on October 24, 1996. The Company has not yet generated significant revenues from its planned principal operations and is considered a development state company as defined in the Statement of Financial Accounting Standards (SFAS) No. 7. The Company is planning to engage in the business of producing and marketing country music on tapes and compact discs (CD's) featuring Pamela Lindquist and her music group known as Almost Country. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors.

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by the first-in, first-out method.

Organization Costs - The Company has amortized is organization costs, which reflect amounts expended to organize the Company, in accordance with the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented, in accordance with Statement of Accounting Financial Standard No. 128 "Earnings Per Share."

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition - The Company recognizes revenue when product is delivered.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards - State of financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Post retirement Benefits" SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities..." and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued, SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

Inventory at December 31, 1999 consists of the following:

                  Compact disc's              $1,120
                  Cassette tapes                 218
                  Allowance for excess
                   quantities of inventory    (1,081)
                                              ______
                                              $  257

During the three months ended December 31, 1999 , the Company had no product sales. However, the Company is pursuing new markets in the United States and possible in foreign markets. Management believes that while they have some excess quantities of inventory, a portion of the inventory is still saleable. Accordingly, the Company has established an allowance for excess quantities of inventory to reduce the valuation of the inventory to its estimated market value of $257.

NOTE 3 - CAPITAL STOCK

Common Stock - During June 1997, the Company issued 1,000 shares of common stock, valued at $300, for legal services rendered in association with its public stock offering.

During June 1997, the Company issued 100 shares of common stock, valued at $30, for operating expenses.

Public Offering - During March 1997, The Company issued 100,000 shares of common stock for cash at $0.30 per share, net of $5,975 stock offering cost, pursuant to a public offering believed to be exempt from registration with the Securities and Exchange Commission under rule 504 of Regulations D as promulgated under the Securities Act of 1933, as amended.

Organization - During October 1996, in connection with its organization, the Company issued 200,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $2,000 (or $.01 per share).

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with State of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. At December 31, 1999, the Company has available unused operating loss carryforwards of approximately $42,622 , which may be applied against future taxable income and which expire in various years through 2019.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes in dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefor, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $12,900 as of December 31, 1999, with an offsetting valuation allowance at December 31,1999 of the same amount.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to user her home as a mailing address, as needed, at no expense to the Company.

Financing - An officer of the Company has advanced a total of $18,272 to the Company as of December 31, 1999. These advances are non-interest bearing, and are due on demand.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or
through additional sales of its common stock.    There have been no
significant product sales during the three months ended December 31, 1999; however, management is still attempting to develop new markets in the United

States, and is contemplating marketing efforts in foreign markets. There is no assurance that the Company will be successful in raising additional capital or in developing new markets for its productions in the U.S. or in foreign markets, or achieving profitable operations. The financial statement do no include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - COMMITMENTS

During September 1996, the Company entered into a contract with Pamela Lindquist (the Company's President) wherein the Company will provide up to $25,000 in financing to develop and produce tapes and CD's for Almost Country, Pamela Lindquist's music group. In return, Ms. Lindquist has assigned a financial interest that will provide a royalty of $2.00 on each tape and $2.50 on each CD sold from the recordings produced, for a period of two years. On September 1, 1997, the company entered into an agreement with Pamela Lindquist that extends the terms of the contract through September 30, 2000.

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                                From
                                           For the Three      Inception
                                           Months Ended     on October 24,
                                            December 31,    1996, through
                                         _________________   December 31,
                                           1999     1998        1999
                                         ________ ________  ______________

    Loss from continuing operations
     available to common shareholders
     (numerator)                         $ (3810) $     -    $  (42,622)
                                         ________ ________  ______________

    Weighted average number of common
     shares outstanding used in loss per
     share for the period (denominator)   301,100  301,100      286,092
                                         ________ ________  ______________

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     The Company is a development stage company as it has limited assets, operations and income. It is believed that only limited capital will be required to maintain the Company's operations and any funds needed in the immediate future will be provided by the officers and directors of the Company. Nevertheless, unless the Company is able to accomplish an acquisition or merger with an operating business or is able to obtain significant financing there is substantial doubt and concern about the Company's ability to continue as a going concern.
     Management believe that inflation has not and will not have a material effect on the Company's operations. When the Company accomplishes a merger or acquisition management will evaluate the possible effects of inflation on operations and its business.


PLAN OF OPERATION

     During the next year the Company will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company has no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds. If the Company determines to employ outside advisers or consultants in its search for business opportunities, the Company may have to attempt to raise additional funds. As of the this date the Company has no plans to engage outside advisers or consultants or to attempt to raise additional capital. If the Company seeks to raise capital, most likely it would attempt a private placement of its securities.

      Pamela Lindquist is continuing to pursue the marketing of the CD's and cassette tapes with management in Nashville and is also considering the possibility of going to foreign markets. Through an informal affiliation with Dolphin Productions, Inc., Ms. Lindquist will perform in concert in Salt Lake City, Utah, with Boots Randolph, an internationally-know country recording artist. Other events to promote Ms. Lindquist's recorded music are in the
planning stages.   The company's revenues will not increase unless the
popularity of Pamela Lindquist as a performer increases.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

          Pamela Lindquist and Marie Lindquist, respectively the President and Secretary of the Company, contracted during the quarter ended December 31, 1999, to sell 66,000 of their combined shares to Richard H. Casper, the company's legal counsel, for approximately $.30 per share. The shares had not been transferred as of December 31, 1999. Pamela Lindquist and Marie Lindquist will own 67,000 shares apiece following the transfer.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to Vote of Securityholders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 10-SB.

     The Exhibits from the Company's Form 10-SB are incorporated herein by this reference.


                                  SIGNATURES

     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ALMOST COUNTRY PRODUCTIONS, INC.


Date: March 1, 2000.               By /s/ Pamela Lindquist
                                   President, Chief Executive Officer
                                    and Director