Form 10QSB
period 2000-03-31
ALMOST COUNTRY PRODUCTIONS INC
filed 2000-05-26
CIK 1034764

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

                       FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                          March 31, 2000

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

        Class                   Outstanding as of March 31, 2000
     Common Stock                          301,100

              PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements.



                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                         March 31, 2000

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

         Accountants' Review Report                        4

         Unaudited Condensed Balance Sheets,
          March 31, 2000 and September 30,1999             5


         Unaudited Condensed Statements of
          Operations, for the three and six months
          ended March 31, 2000 and 1999 and from
          inception on October 24, 1996 through
          March 31, 2000                                   6


         Unaudited Condensed Statements of Cash Flows,
          for the six months ended March 31, 2000 and
          1999 and from inception on October 24, 1996
          through March 31, 2000                           7


         Notes to Unaudited Condensed Financial
          Statements                                     8 - 12

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
ALMOST COUNTRY PRODUCTIONS, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Almost Country Productions, Inc. (A Development Stage Company) as of March 31, 2000, and the related condensed statements of operations and cash flows for the three and six months ended March 31, 2000, and for the period from inception on October 24, 1996 through March 31, 2000. All information included in these financial statements is the representation of the management of Almost Country Productions, Inc..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the company has incurred substantial losses since its inception, has liabilities in excess of assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/ Pritchett, Siler & Hary, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 22, 2000
Salt Lake City, Utah

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                (See Accountants' Review Report)

                             ASSETS



                                          March 31,  September 30,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $    1,407   $    1,358
  Inventory                                      216          257
                                         ___________  ___________
        Total Current Assets              $    1,623    $   1,615
                                         ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                            2,335          100
   Loans payable - related party              18,272       13,972
                                         ___________  ___________
        Total Current Liabilities             20,607       14,072
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   301,100 shares issued and
   outstanding                                   301          301
  Capital in excess of par value              26,054       26,054
  Deficit accumulated during the
   development stage                         (45,339)     (38,812)
                                         ___________  ___________

Total Stockholders' (Deficit)                (18,984)     (12,457)
                                         ___________  ___________
                                          $    1,623   $    1,615
                                         ___________  ___________







Note: The balance sheet at September 30, 1999 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                  ALMOST COUNTRY PRODUCTS, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                (See Accountants' Review Report)


                     For the Three     For the Six      From Inception
                         Months           Months         on October 24,
                     Ended March 31,   Ended March 31,    1996 through
                  ___________________ ___________________   March 31,
                     2000     1999      2000      1999       2000
                  _________ _________ _________ _________ __________

REVENUE:
  Sales, net      $     105 $      0  $    105  $     83  $     376

COST OF GOOS SOLD        41        0        41        46        197
                  _________ _________ _________ _________ __________

  Gross Profit           64        0        64        37        179
                  _________ _________ _________ _________ __________

EXPENSES:
  General and
   administrative     2,781        30     6,591      672      1,435
  Cost of record
   master                 0         0         0        0     22,332
  Other operating
   expenses               0         0         0        0      1,751
                  _________ _________ _________ _________ __________

  Total Expenses      2,781        30     6,591       67     45,518
                  _________ _________ _________ _________ __________

LOSS BEFORE TAXES    (2,717)     (30)    (6,527)     (30)   (45,339)

CURRENT TAXES EXPENSE     0        0          0        0          0

DEFERRED TAX EXPENSE      0        0         0         0          0
                  _________ _________ _________ _________ __________

NET LOSS          $  (2,717) $   (30)  $(6,527)  $   (30)  $(45,339)
                  _________ _________ _________ _________ __________
LOSS PER COMMON
 SHARE            $    (.01) $  (.02)  $  (.01)  $   (.00) $   (.16)
                  _________ _________ _________ _________ __________










The accompanying notes are an integral part of these unaudited condensed financial statements.

                  ALMOST COUNTRY PRODUCTS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                (See Accountants' Review Report)


                                                     From Inception
                               For the Six Months     on October 24,
                                Ended March 31,       1996 through
                               _______________________  March 31,
                                   2000       1999       2000
                               __________ __________   ___________
Cash Flows From Operating
 Activities:
  Net loss                     $  (6,527)  $    (30)    $ (45,339)
  Adjustments to reconcile
   net loss from
    operating activities:
    Depreciation and amortization      0          0           310
    Non-cash expense                   0          0           330
    Changes in assets and
     liabilities:
      Decrease in inventory           41          0          (216)
      Increase in accounts
       payable                     2,235          0         2,335
                               __________ __________   ___________
      Net Cash Flows (Used)
       by Operating Activities    (4,251)       (30)      (42,580)
                               __________ __________   ___________

Cash Flows From Investing
 Activities:
  Payments for organization costs      0          0         (310)
                               __________ __________   ___________
      Net Cash (Used) by
       Investing Activities            0          0         (310)
                               __________ __________   ___________

Cash Flows From Financing
 Activities:
  Proceeds from shareholder
   loans                           4,300        (21)       18,272
  Proceeds from common stock
   issuance                            0          0        32,000
  Payment of stock offering costs      0          0        (5,975)
                               __________ __________   ___________
        Net Cash Provided by
          Financing Activities     4,300         21        44,297
                               __________ __________   ___________

Net Increase (Decrease) in Cash       49         (9)        1,407

Cash at Beginning of the Period    1,358          9             0
                               __________ __________   ___________
Cash at End of the Period      $   1,407  $      (0)   $    1,407
                               __________ __________   ___________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                    $      -  $        -   $        -
    Income taxes                $      -  $        -   $        -

Supplemental Schedule of Noncash Investing and Financing
 Activities:
  For the six months ended March 31, 2000:
  None.

  For the six months ended March 31, 1999:
  None.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Almost Country Productions, Inc. (the Company) was organized under the laws of the State of Nevada on October 24, 1996. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards (SFAS) No. 7. The Company is planning to engage in the business to produce and market country music on tapes and compact discs (CD's) featuring Pamela Lindquist and her music group known as Almost Country. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Inventory - Inventory is carried at the lower of cost or market. Cost is determined by the first-in, first-out method.

  Organization Costs - The Company has amortized its organization costs, which reflect amounts expended to organize the Company, in accordance with the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented, in accordance with Statement of Accounting Financial Standard No. 128 "Earnings Per Share".

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

  Inventory at March 31, 2000 consists of the following:

         Compact disc's                 $   1,079
         Cassette tapes                       218
         Allowance for excess
          quantities of inventory          (1,081)
                                        _________
                                        $     216
                                        _________

  During the three months ended March 31, 2000, the Company had gross product sales of $105 with a corresponding cost of goods sold of $41. The sales came through the medium of a benefit concert with Pamela Lindquist, the Company's President, performing with Nashville recording artist Boots Randolph on February 12, 2000. The concert was produced by Dolphin Productions, Inc. ("Dolphin"), a Nevada corporation doing business in Utah as a producer of music concerts. The Company and Dolphin entered into a joint marketing agreement which will assist the Company in marketing its products and acquiring rights to the works of other artists. Dolphin is a privately-held Nevada corporation of which Richard H. Casper, the Company's legal counsel, is president. Management believes that while the Company has some excess quantities of inventory, a portion of the inventory is still saleable. Accordingly, the Company has established an allowance for excess quantities of inventory to reduce the valuation of the inventory to its estimated market value of $216.

NOTE 3 - CAPITAL STOCK

  Common Stock - During June 1997, the Company issued 1,000 shares of common stock for legal services rendered in association with its public stock offering, valued at $300.

  During June 1997, the Company issued 100 shares of common stock for operating expenses valued at $30.

  Public Offering - During March 1997, the Company issued 100,000 shares of common stock for cash at $0.30 per share, net of $5,975 stock offering cost, pursuant to a public offering believed to be exempt from registration with the Securities and Exchange Commission under rule 504 of Regulation D as promulgated under the Securities Act of 1933, as amended.

  Organization - During October 1996, in connection with its organization, the Company issued 200,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $2,000 (or $.01 per share).

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [CONTINUED]

  During March of 2000, the Company renegotiated the terms of a loan from a shareholder and entered into an agreement with Richard H. Casper, corporate legal counsel and the President of Dolphin Productions, Inc. (see also Note 2 above) whereunder Mr. Casper will pay $20,000 to the Company for 200,000 shares the Company's common stock. With the proceeds, the Company intends to repay its note payable to the Company's president, Pamela Lindquist, which had a balance of $18,272 as of March 31, 2000. The remaining amount of $1,728 will be used by the Company for operating capital. Through this transaction, Mr. Casper agreed to release his lien against the shares of the Company's President and Secretary. This transaction was consummated, and the shares were issued to Mr. Casper, in May of 2000.During March of 2000, the Company's board of directors voted to issue 100,000 shares of
  its   common  stock  to  its  President,  Pamela  Lindquist,   as
  compensation  for  her  work  in  producing  and  marketing   the
  Company's products, managing the affairs of the Company, as reimbursement for out-of-pocket costs incurred by Ms. Lindquist in managing the Company's affairs and as consideration for her loan to the Company. This transaction was consummated, and the shares were issued to Ms. Lindquist, in May of 2000.


NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2000, has available unused operating loss carryforwards of approximately $45,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $15,000 as of March 31, 2000, with an offsetting valuation allowance at March 31, 2000 of the same amount. The increase in the valuation allowance for the six months ended March 31, 2000 was approximately $2,500.

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to itsofficers and directors. However, during March of 2000, the Company's board of directors agreed issue 100,000 shares of its common stock to its President, Pamela Lindquist, as compensation for her work in producing and marketing the Company's products, managing the affairs of the Company, office, travel and telephone expenses paid by Ms. Lindquist in behalf of the Company and as consideration for her loan to the Company. This transaction was consummated, and the shares were issued to Ms. Lindquist in May of 2000.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use her home as a mailing address, as needed, at no expense to the Company.

  Financing - Pamela Lindquist, the president of the Company has advanced a total of $18,272 to the Company as of March 31, 2000. These advances are non-interest bearing, and are due on demand.

  Debt Reduction - During March of 2000, the Company renegotiated the terms of a loan from a shareholder and entered into an agreement with Richard H. Casper, corporate legal counsel and the President of Dolphin Productions, Inc. (see also Note 2 above) where under Mr. Casper will pay $20,000 for 200,000 shares the Company's common stock. The Company previously reported that Pamela Lindquist and Marie Lindquist, respectively the President and Secretary of the Company, had contracted during the quarter ended December 31, 1999, to sell 66,000 of their combined shares to Richard H. Casper, the company's legal counsel. The shares had not been transferred as of March 31, 2000, but during March, the Company renegotiated the terms of the agreement. Of the $20,000, $18,272 will repay the Company's note to Pamela Lindquist, and the balance of $1,728 will be paid in cash to the Company. Through the transaction, the Company's note payable to Pamela Lindquist, the Company's president, will be paid in full. The amount of $1,728 will be used by the Company for operating capital. Through this transaction, Mr. Casper has released his lien against the shares of the Company's President and Secretary. The foregoing transaction was fully consummated, and the shares were issued to Mr. Casper, in May of 2000.


NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock. There have been no significant product sales during the year ended September 30, 1999; however, management is still attempting to develop new markets in the United States, and is contemplating marketing efforts in foreign markets. There is no assurance that the Company will be successful in raising additional capital or in developing new markets for its products in the U.S. or in foreign markets, or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS

  During September 1996, the Company entered into a contract with Pamela Lindquist (the Company's President) wherein the Company will provide up to $25,000 in financing to develop and produce tapes and CD's for Almost Country, Pamela Lindquist's music group. In return, Ms. Lindquist has assigned a financial interest that will provide a royalty of $2.00 on each tape and $2.50 on each CD sold from the recordings produced, for a period of two years. On September 1, 1998, the company entered into an agreement with Pamela Lindquist that extends the terms of the contract through September 30, 2000.

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                       For the Three     For the Six      From Inception
                           Months           Months         on October 24,
                       Ended March 31,   Ended March 31,    1996 through
                    ___________________ ___________________   March 31,
                      2000     1999      2000      1999       2000
                    _________ _________ _________ _________ __________

    Loss from
    continuing
    operations
    available to
    common
    shareholders
   (numerator)      $  (2,717)$   (30)  $ (6,527) $    (30) $ (45,339)
                    _________ _________ _________ _________ __________
   Weighted average
   number of common
   shares outstanding
   used in loss per
   share for the
   period
  (denominator)       301,100  301,100   301,100   301,100    288,282
                    _________ _________ _________ _________ __________

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition.
The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

The Company is a development stage company as it has limited assets, operations and income. It is believed that only limited capital will be required to maintain the Company's operations and any funds needed in the immediate future will be provided by the officers and directors of the Company. Nevertheless, unless the Company is able to accomplish an acquisition or merger with an operating business or is able to obtain significant financing there is substantial doubt and concern about the Company's ability to continue as a going concern. Management believe that inflation has not and will not have a material effect on the Company's operations.
   Management has entered into a joint marketing agreement with Dolphin Productions, Inc., a Nevada corporation of which Richard H. Casper, the Company's legal counsel, is president. Dolphin Productions, Inc. produces musical concerts. With Dolphin, the Company is exploring opportunities for promoting the Company's products through the concert medium.

PLAN OF OPERATION

 During the next year the Company will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company has no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds. If the Company determines to employ outside advisers or consultants in its search for business opportunities, the Company may have to raise additional funds.
As of the date of this filing, the Company has no plans to engage outside advisers or consultants or to attempt to raise additional capital. If the Company seeks to raise capital, it would likely attempt to privately place its securities.

Pamela Lindquist continues to market the CD's and cassette tapes through her contacts in Nashville and is also exploring foreign markets for the products. Through Dolphin Productions, Inc., Ms. Lindquist performed in concert in Salt Lake City, Utah, on February 12, 2000, with Boots Randolph, an internationally-known country recording artist. Other events to promote Ms. Lindquist's recorded music are in the planning stages. The Company's revenues will not increase unless the popularity of Pamela Lindquist as a performer increases.


               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

 None.

Item 2.  Changes in Securities and Use of Proceeds.

The Company previously reported that Pamela Lindquist and Marie
Lindquist, respectively the President and Secretary of the Company, contractedduring the quarter ended December 31, 1999, to sell 66,000 of their combined shares to Richard H. Casper, the company's legal counsel. The shares had not been transferred as of March 31, 2000, but during March, the Company renegotiated the terms of the agreement with Mr. Casper and entered into an agreement whereunder Mr. Casper agreed to pay $20,000 for 200,000 shares the Company's common stock. Of the $20,000, $18,272 will repay the Company's note to Pamela Lindquist, and the balance of $1,728 will be paid in cash to the Company. Through the transaction, the Company's note payable to Pamela Lindquist, the Company's president, will be paid in full. The amount of $1,728 will be used by the Company for operating capital. Through this transaction, Mr. Casper has released his lien against the shares of the Company's President and Secretary. The foregoing transaction was consummated in May of 2000.

Item 3.  Defaults Upon Senior Securities.

 None.

Item 4.  Submission of Matters to Vote of Security holders.

 None.

Item 5.  Other Information.

 None.

Item 6.  Exhibits and Reports on Form 10-SB.

The Exhibits from the Company's Form 10-SB are incorporated herein by this reference.

                       SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALMOST COUNTRY PRODUCTIONS, INC.

Date: May 17, 2000.                     By /s/ Pamela Lindquist
                                        President, Chief Executive Officer
                                        and Director