Form 10QSB
period 2000-06-30
ALMOST COUNTRY PRODUCTIONS INC
filed 2000-08-18
CIK 1034764

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

                       FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                       June 30, 2000

Commission file number 333-52721


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

                                        X Yes     ___ No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding as of June 30, 2000
     Common Stock                          601,100

              PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements.














                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                          June 30, 2000

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]



                            CONTENTS

                                                           PAGE

          Accountants' Review Report                          4

          Unaudited Condensed Balance Sheets, June 30,
          2000 and September 30,1999                          5


          Unaudited Condensed Statements of Operations,
          for the three and nine months ended June 30, 2000
          and 1999 and from inception on October 24,
          1996 through June 30, 2000                          6


          Unaudited Condensed Statements of Cash Flows,
          for the nine months ended June 30, 2000 and
          1999 and from inception on October 24, 1996
          through June 30, 2000                               7


          Notes to Unaudited Condensed Financial
          Statements                                      8 - 12

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
ALMOST COUNTRY PRODUCTIONS, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Almost Country Productions, Inc. (A Development Stage Company) as of June 30, 2000, and the related condensed statements of operations for the three and nine months ended June 30, 2000 and for the period from inception on October 24, 1996 through June 30, 2000 and the statements of cash flows for the six months ended June 30, 2000 and for the period from inception on October 24, 1996 through June 30, 2000. All information included in these financial statements is the representation of the management of Almost Country Productions, Inc..

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


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

August 18, 2000
Salt Lake City, Utah

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                (See Accountants' Review Report)

                             ASSETS



                                           June 30,  September 30,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $      570   $    1,358
  Inventory                                      112          257
                                         ___________  ___________
        Total Current Assets              $      682    $   1,615
                                         ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                            1,135          100
   Loans payable - related party                   -       13,972
                                         ___________  ___________
        Total Current Liabilities              1,135       14,072
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 50,000,000
   shares authorized, 601,100 shares issued
   and outstanding                               601          301
  Capital in excess of par value              55,754       26,054
  Deficit accumulated during the
   development stage                         (56,808)     (38,812)
                                         ___________  ___________
        Total Stockholders' (Deficit)           (453)     (12,457)
                                         ___________  ___________
                                          $      682   $    1,615
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

                  ALMOST COUNTRY PRODUCTS, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                (See Accountants' Review Report)


                        For the Three    For the Nine      From Inception
                        Months Ended     Months Ended      on October 24,
                          June 30,         June 30,        1996 through
                 ____________________  __________________    June 30,
                    2000      1999       2000       1999      2000
                 __________ _________  _________ ________ _____________
REVENUE:
  Sales, net     $      260 $       -  $     365 $     84 $         636

COST OF GOODS
 SOLD                   104         -        145       57           301
                 __________ _________  _________ ________ _____________

    Gross Profit        156         -        220       27           335
                 __________ _________  _________ ________ _____________
EXPENSES:
  General and
   administrative    11,625        30     18,216    1,654        33,060
  Cost of record
   master                 -         -          -        -        22,332
  Other operating
   expenses               -         -          -       46         1,751
                 __________ _________  _________ ________ _____________

    Total Expenses   11,625        30     18,216    1,700        57,143
                 __________ _________  _________ ________ _____________
LOSS BEFORE
 CHANGE IN
 ACCOUNTING
 PRINCIPLE          (11,469)      (30)   (17,996)  (1,673)      (56,808)

CUMULATIVE EFFECT
 OF CHANGE IN
 ACCOUNITING
 PRINCIPLE                -         -          -     (186)            -
                 __________ _________  _________ ________ _____________
LOSS BEFORE TAXES   (11,469)      (30)   (17,996)  (1,859)      (56,808)
                 __________ _________  _________ ________ _____________
CURRENT TAXES
 EXPENSE                  -         -          -        -             -

DEFERRED TAX
 EXPENSE                  -         -          -        -             -
                 __________ _________  _________ ________ _____________

NET LOSS         $  (11,469)$     (30) $ (17,996)$ (1,859)$     (56,808)
                 __________ _________  _________ ________ _____________

LOSS PER COMMON
 SHARE           $     (.03)$    (.00) $    (.05)$   (.01)$        (.26)
                 __________ _________  _________ ________ _____________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  ALMOST COUNTRY PRODUCTS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                (See Accountants' Review Report)


                                        For the Nine     From Inception
                                        Months Ended     on October 24,
                                          June 30,       1996 through
                                  _______________________  June 30,
                                    2000       1999         2000
                                 __________  ____________ __________
Cash Flows From Operating
 Activities:
  Net loss                       $  (17,996) $     (1,859)$  (56,808)
  Adjustments to reconcile net
   loss from operating activities:
    Depreciation and amortization         -             -        310
    Non-cash expense                      -           186        330
    Services paid with common
     stock                           10,000             -     10,000
    Changes in assets and
     liabilities:
      Decrease in inventory             145           103       (112)
      Increase in accounts payable    1,035          (426)     1,135
                                 __________  ____________ __________
      Net Cash Flows (Used) by
       Operating Activities          (6,816)       (1,996)   (45,145)
                                 __________  ____________ __________
Cash Flows From Investing Activities:
  Payments for organization costs         -             -       (310)
                                 __________  ____________ __________
      Net Cash (Used) by Investing
       Activities                         -             -       (310)
                                 __________  ____________ __________
Cash Flows From Financing Activities:
  Proceeds from shareholder loans         -         2,001          -
  Payment of shareholder loan       (13,972)            -          -
  Proceeds from common stock
   issuance                          20,000             -     52,000
  Payment of stock offering costs         -             -     (5,975)
                                 __________  ____________ __________
      Net Cash Provided by
       Financing Activities           6,028         2,001     46,025
                                 __________  ____________ __________
Net Increase (Decrease) in Cash        (788)            5        570

Cash at Beginning of the Period       1,358             9          -
                                 __________  ____________ __________
Cash at End of the Period        $      570  $         14 $      570
                                 __________  ____________ __________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                     $        -  $          - $        -
    Income taxes                 $        -  $          - $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the nine months ended June 30, 2000:
  The Company issued 100,000 shares of common stock for services rendered.

  For the nine months ended June 30, 1999:
  A shareholder/officer advanced the Company $2,001.

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

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of nine months or less to be cash equivalents.

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

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

  Inventory at June 30, 2000 consists of the following:

         Compact disc's                   $   975
         Cassette tapes                       218
         Allowance for excess quantities
            of inventory                   (1,081)
                                        _________
                                          $   112
                                        _________

  During the nine months ended June 30, 2000, the Company had gross product sales of $260 with a corresponding cost of goods sold of $104. The sales came through the medium of a benefit concert with Pamela Lindquist, the Company's President, performing with Nashville recording artist Boots Randolph on February 12, 2000. The concert was produced by Dolphin Productions, Inc. ("Dolphin"), a Nevada corporation doing business in Utah as a producer of music concerts. The Company and Dolphin entered into a joint marketing agreement which will assist the Company in marketing its products and acquiring rights to the works of other artists. Dolphin is a privately-held Nevada corporation of which Richard H. Casper, the Company's legal counsel, is president. Management believes that while the Company has some excess quantities of inventory, a portion of the inventory is still saleable. Accordingly, the Company has established an allowance for excess quantities of inventory to reduce the valuation of the inventory to its estimated market value of $112.

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

                ALMOST COUNTRY PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [CONTINUED]

  During March of 2000, the Company renegotiated the terms of a loan from a shareholder and entered into an agreement with Richard H. Casper, corporate legal counsel and the President of Dolphin Productions, Inc. (see also Note 2 above) whereunder Mr. Casper will pay $20,000 to the Company for 200,000 shares the Company's common stock. With the proceeds, the Company repaid its note payable to the Company's president, Pamela Lindquist, which had a balance of $18,272 as of June 30, 2000. The remaining amount of $1,728 was used by the Company for operating capital. Through this transaction, Mr. Casper agreed to release his lien against the shares of the Company's President and Secretary. This transaction was consummated, and the shares were issued to Mr. Casper, in May of 2000.

  During March of 2000, the Company's board of directors voted to issue 100,000 shares of its common stock to its President, Pamela Lindquist, as compensation for her work in producing and marketing the Company's products, managing the affairs of the Company, as reimbursement for out-of-pocket costs incurred by Ms. Lindquist in managing the Company's affairs and as consideration for her loan to the Company. This transaction was consummated, and the shares were issued to Ms. Lindquist, in May of 2000.


NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000, has available unused operating loss carryforwards of approximately $56,800, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $19,880 as of June 30, 2000, with an offsetting valuation allowance at June 30, 2000 of the same amount. The increase in the valuation allowance for the nine months ended June 30, 2000 was approximately $4,880.

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

  Debt Reduction - During March of 2000, the Company renegotiated the terms of a loan from a shareholder and entered into an agreement with Richard H. Casper, corporate legal counsel and the President of Dolphin Productions, Inc. (see also Note 2 above) where under Mr. Casper paid $20,000 for 200,000 shares the
  Company's common stock. The Company previously reported that Pamela Lindquist and Marie Lindquist, respectively the President and Secretary of the Company, had contracted during the quarter ended December 31, 1999, to sell 66,000 of their combined shares to Richard H. Casper, the company's legal counsel. During March,
  the  Company  renegotiated the terms of the  agreement.   Of  the
  $20,000 in proceeds, $18,272 repaid the Company's note to Pamela Lindquist, and the balance of $1,728 will be paid in cash to the Company. Through the transaction, the Company's note payable to Pamela Lindquist, the Company's president, will be paid in full. The amount of $1,728 will be used by the Company for operating
  capital.   Through this transaction, Mr. Casper has released  his
  lien against the shares of the Company's President and Secretary. The foregoing transaction was fully consummated, and the shares were issued to Mr. Casper, in May of 2000.


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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                        For the Three    For the Nine      From Inception
                        Months Ended     Months Ended      on October 24,
                          June 30,         June 30,        1996 through
                  ____________________  __________________    June 30,
                    2000      1999       2000       1999      2000
                 __________ _________  _________ ________ _____________
   Loss from
    continuing
    operations
    available to
    common
    shareholders
   (numerator)   $  (11,469)$    (30) $ (17,996)$ (1,859)$     (56,808)
                 __________ _________  _________ ________ _____________
   Weighted average
    number of
    common shares
    outstanding
    used in loss
    per share
    for the period
   (denominator)    362,748    301,100    351,649  301,100      288,282
                   __________ _________  _________ ________ _____________

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


               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

 None.

Item 2.  Changes in Securities and Use of Proceeds.

 The Company previously reported that Pamela Lindquist and Marie Lindquist, respectively the President and Secretary of the Company, contracted during the quarter ended December 31, 1999, to sell 66,000 of their combined shares to Richard H. Casper, the company's legal counsel. During March, the Company renegotiated the terms of the agreement with Mr. Casper and entered into an agreement whereunder Mr. Casper agreed to pay $20,000 for 200,000 shares the Company's common stock. That transaction was consummated during the quarter ended June 30, 2000. Of the $20,000 paid by Mr. Casper, $18,272 was used to repay the Company's note to Pamela Lindquist, and the balance of $1,728 will be used by the Company as working capital.
Mr. Casper has released his lien against the shares of the Company's President and Secretary. The foregoing transaction was consummated in May of 2000.

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

                                        ALMOST COUNTRY PRODUCTIONS, INC.

Date: August 17, 2000.                  By /s/ Pamela Lindquist
                                        President, Chief Executive Officer
                                        and Director