Form 10KSB
period 2000-09-30
ALMOST COUNTRY PRODUCTIONS INC
filed 2001-01-16
CIK 1034764

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2000, or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ___________ to ____________

                       Commission file number 000-28339

                       Almost Country Productions, Inc.
                (Name of Small Business Issuer in Its Charter)


            Nevada                                  84-1398342
 (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)

         7050 Union Park Center, Suite 600, Midvale, Utah      84047
        (Address of Principal Executive Offices)           (Zip Code)

                                (801) 562-2252
               (Issuer's Telephone Number, Including Area Code)

             Securities registered under Section 12(b) of the Act:

   Title of each class           Name of each Exchange on which Registered
         None                                     None

             Securities registered under Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year was $365

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 27, 2000 was $75,687

     The number of shares outstanding of the issuer's common equity, as of December 27, 2000 was 621,100.

    Documents Incorporated by Reference:  None

    Transitional Small Business Disclosure Format: Yes [ ] No [X]


                       ALMOST COUNTRY PRODUCTIONS, INC.
                                  FORM 10-SB
                              TABLE OF CONTENTS

                                    PART I
ITEM 1. Description of the Business
ITEM 2. Description of Property
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders

                                    PART II
ITEM 5. Market for Common Equity and Related Stockholder Matters
ITEM 6. Management's Discussion and Analysis or Plan of Operation
ITEM 7. Financial Statements
ITEM 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

                                   PART III
ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)Of the Exchange Act
ITEM 10.Executive Compensation
ITEM 11.Security Ownership of Certain Beneficial Owners and Management
ITEM 12. Certain Relationships and Related Transactions
ITEM 13. Exhibits and Reports on Form 8-K
Signatures


    The information contained in this Form 10-KSB for the fiscal year ended September 30, 2000, is as of the latest practicable date except for financial information which relates to the fiscal year

                                    PART I

ITEM 1.

Business Development

      Almost Country Productions, Inc. (the "Company") is a Nevada corporation which has not been actively in business since approximately November, 2000, when it elected to discontinue its music production and marketing business. The Company is deemed to be a "blank check" company, in that it is currently seeking an unidentified business to acquire or with which it may merge. The Company was organized on October24, 1996, under the laws of the State of Nevada, for the purpose of producing and marketing music. In approximately March 1997 the Company sold 100,000 shares of its common stock at $.30 per share in an offering pursuant to Rule 504 and Section 3(b) of the Securities Act of 1933. The Company realized net proceeds of approximately $25,000. Shortly thereafter the Company invested its funds in the production and then the promotion of a compact disc and audiotape entitled "Wildest Dream" and performed by Pamela Lind. Pamela Lind is the stage name for the Company's former President, Pamela Lindquist.

      The Company entered into an agreement on September 13, 1996 with Ms. Lindquist which provided that the Company would tender $25,000 to develop and produce tapes and CD's for Almost Country, Pamela Lindquist's music group.
Ms. Lindquist assigned a royalty of $2.00 from the sale of each tape and $2.50 from the sale of each compact disc to the Company for a period of two years. The royalty agreement expired on September 30, 2000.

       The musical production was completed and approximately 1,100 compact discs were produced and 550 cassette audio tapes. The results failed to meet expectations. Only approximately 89 cassette tapes and 380 compact discs have been sold or used for marketing purposes. The Company had sales of $636 through September 30, 2000.

     The Company's board of directors determined that the Company would discontinue its then business, and pursue other opportunities. The Company intends to seek potential business opportunities with the intent to acquire or merge with such business. The Company is considered a development stage company and is a "shell" or "blank check" corporation. As of September 30, 2000, the Company had assets of $797 and current liabilities of $2,025. The operating history has been limited to the receipt of the royalty from the sale of the tapes and CD's.

     If the Company acquires or merges with an operating business, it is likely that the Company's current shareholders will experience substantial dilution and there will be a change in control of the Company.

     Any company that is merged into or acquired by the Company will become subject to the same reporting requirements as the Company. Thus, if the Company successfully completes an acquisition or merger, that company must have audited financial statements for at least the two most recent fiscal years, or if the company has been in business for less than two years, audited financial statements must be available from inception. This requirement limits the Company's possible acquisitions or merger because private companies either do not have audited financial statements or are unable to produce audited statement without delay and expense.

     On December 20, 2000 Mr. Reed Benson was appointed president of the Company to pursue the Company's current business objectives. He will serve in that capacity at the discretion of the board of directors. Mr. Benson receives no compensation from the Company at this time.

     The Company's principal executive offices are located at 7050 Union Park Center, Suite 600, Midvale, Utah 84047 and its telephone number is
(801)562-2252.

Company's Business

    The Company has no recent operating history. No representation is made, and none is intended, that the Company has the ability to carry on future business activities successfully. Further, there is no assurance that the Company will have the opportunity to merge with or acquire an operating business, a business opportunity or assets that will be of material value to the Company.

     Management intends to investigate, research and, if it is deemed to be advisable, acquire or merge with one or more businesses or business opportunities. Presently the Company has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature or type of any possible future acquisition or merger. Management has broad discretion in its search for and negotiation with any potential business or business opportunity.

Sources

      Management intends to use various sources and resources in the search for potential business opportunities including, but not limited to the Company's officers and directors, members of the financial community, and consultants. The Company presently has no intention of hiring a consultant or consultants but reserves the right to do so if deemed advisable. Because of the Company's lack of resources the Company will be unable to retain for a fee any professional firms specializing in business acquisitions and reorganizations. Most likely the Company will have to rely on outside sources, not otherwise associated with the Company, that will accept compensation only upon a successful acquisition or merger.

     The Company will not limit its search to any specific industry or type of business. The Company may investigate and acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence or development. Management is unable to determine the status or nature of any venture in which the Company may participate. A potential venture may need additional capital or equity or may merely desire to have its shares publicly traded. Most likely the acquisition or merger would involve an operating business desiring to have a public trading market for its shares. Management believes that the Company could provide such an opportunity for a private operating business to become a publicly held corporation without the time and expense typically associated with an initial public offering.

Process of Evaluation

     Once a possible merger or acquisition has been identified, management will seek to determine if a merger or acquisition should be made or if additional investigation is needed. This determination will be based on management's knowledge and experience, in evaluating the preliminary information available to them. Management may also engage other professionals to assist in the analysis of the business opportunities. Because of the Company's lack of resources it is unlikely it will have funds for a complete and exhaustive investigation and evaluation. It is unlikely that the Company will receive a fairness opinion regarding any business opportunities.

    In the evaluation, consideration will be given to several factors including but not limited to potential benefits to the Company, working capital requirements, operating history, competition, present and anticipated, future growth prospects, stage of development or exploration, future funding requirements, management, profit potential and other factors deemed relevant to the specific circumstances.

    All potential risks cannot be identified because the Company has not yet identified any specific business opportunity. No assurance can be given that following an acquisition or merger that the venture will be successful or even develop into a going concern or if the business is already operating, that it will continue operating successfully or at a profit. Many potential business opportunities involve new and untested products, processes or market strategies which may fail.

Potential Acquisition or Merger Structure

     The Company is unable to determine the manner in which it may participate or be a part of a business opportunity. Each opportunity will be reviewed, and based upon that review, a suitable legal structure or method of acquisition or merger will be determined. The manner in which the Company participates will depend upon the nature of that opportunity, the respective needs, objectives, and goals of each party and the relative negotiating strength. Participation in a business opportunity may take the form of an asset purchase, stock purchase, reorganization, merger or consolidation, joint venture, license agreement, or partnership. The Company does not intend to participate in business opportunities through the purchase of minority stock positions. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of business organization.

     With limited assets and no recent operating history it is anticipated that if the Company successfully enters into a transaction with an operating business opportunity existing shareholders will experience substantial dilution and a probable change in control of the Company. Most likely, the owners of the business opportunity will acquire control of the Company in the transaction. Management has not set any guideline as to the amount of control it would offer to prospective business opportunities. Management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

Government Regulation

      The Company's business activities are subject to general governmental regulations.

Facilities, Equipment and Employees

      The Company's offices are located at the office of its current president, Mr. Benson, in Midvale, Utah. The Company has no rent obligation at the present time. The Company has no employees.

     The Company believes that inflation has little impact on its business affairs.

ITEM 2. Description of Property

     The Company's offices are located at the office of its president in Midvale, Utah and has no obligation to pay rent at the present time. The Company has no other property.

ITEM 3. Legal Proceedings

     There are no legal proceedings pending against the Company, and, to the best knowledge of the Company, no litigation has been threatened.

ITEM 4. Submission of Matters to a Vote of Security Holders

     During the fiscal year ended September 30, 2000 no matters were submitted to a vote of security holders.

                                   Part II

ITEM 5.  Market for Common Equity and Related Stock Matters

     The Company's common stock is currently traded in the over-the-counter market on the NASD's Electronic Bulletin Board under the symbol "ACPI". The Company's stock began trading on November 20, 2000. The following table sets forth, for the respective period indicated, the high and low bid quotations, as adjusted for stock splits of the Company's common stock, as reported by the National Quotation Bureau, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Calendar Quarters                    High Bid                Low Bid
-----------------                    ---------               -------
2000

4th Quarter                           .625                    .625

     As of December 27, 2000, the Company had 621,100 shares of its common stock issued and outstanding, and there were approximately 44 shareholders of record.

    As of the date hereof, the Company has not paid or declared any cash dividends. Future payment of dividends by the Company, if any, is at the discretion of the Board of Directors and will depend, among other criteria, upon the Company's earnings, capital requirements, and its financial condition as well as other relative factors. Management intends to retain any and all earnings to finance the development of its business, at least in the foreseeable future. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company's operations.

RECENT SALES OF UNREGISTERED SECURITIES

     In March of 2000, the Company's board of directors voted to issue 100,000 shares to its then current president as compensation for work done on behalf of the Company and as consideration for her loan to the Company. The Company believes this transaction was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2), and the regulations promulgated thereunder.

    In March of 2000, the Company sold 200,000 shares of its common stock for $20,000 to Richard Casper, an investor. The Company believes that the transaction is exempt from registration under the Securities Act of 1933 pursuant to Rule 505 of Regulation D promulgated thereunder. See Item 11.

     In June of 2000, the Company issued 20,000 shares of common stock to Claire Singleton for consulting services provided to the Company. The Company believes this transaction is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10K-SB.

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

Plan of Operation

      During the next year the Company will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Generally management will follow the procedures discussed in Item 1 above. Because the Company has no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds. If the Company determines to employ outside advisers or consultants in its search for business opportunities, the Company may have to attempt to raise additional funds. As of this date the Company has no plans to engage outside advisers or consultants or to attempt to raise additional capital. It may be anticipated that at such time that the Company does enter into a transaction to acquire or enter into a business opportunity, the Company will need to raise substantial capital for operations. If the Company seeks to raise capital, most likely it would attempt a private placement of its securities. Because of the Company's current status a public sale of securities, or borrowing from conventional sources, is unlikely. No assurance can be given that the Company will be able to obtain any funding if it determines funding is necessary or that such funding could be obtained on terms acceptable to the Company. Since its inception until September 30, 2000, the Company has accumulated a net loss of $(59,143) from its activities. This loss may be carried forward and used to offset future income, if any. The Company must comply with applicable regulations and must generate sufficient income prior to the expiration of the net operating loss carryforwards. If there is a change in control of the Company, there will be an annual limitation on the amount of the net operating loss carryforwards which can be used. It is possible that the Company will receive little or no benefit from the net operating loss carryforwards. As of September 30, 2000, the Company had current assets of $797 and current liabilities of $2,025.

      For the year ended September 30, 2000, revenues were $365 and expenses were $20,639 with a net loss of $(20,331) compared to revenues of $83, expenses of $6,477 and a net loss of $(6,440) for year ended September 30, 1999.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative
Instruments and Hedging Activities   deferral of the effective date of FASB
Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138
"Accounting for Certain Derivative Instruments and Hedging Activities   and
Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Inflation

      In the opinion of management, inflation has not had, and will not have, a material effect on the operations of the Company. When the Company accomplishes a merger or acquisition, management will evaluate the possible effects of inflation on operations and its business.

Risk Factors and Cautionary Statements

      This Registration Statement contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: the ability of the Company to maintain a sufficient customer base to have sufficient revenues to fund and maintain its operations, the ability of the Company to meet its cash and working capital needs, to have sufficient revenues to continue operations.

ITEM 7. Financial Statements

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                             FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999

                        PRITCHETT, SILER & HARDY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS


                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]




                                   CONTENTS

                                                                    PAGE

         Independent Auditors' Report                                1


         Balance Sheet, September 30, 1999                           2


         Statements of Operations, for the years ended
           September 30, 1999 and 1998 and from inception
           on October 24, 1996 through September 30, 1999            3

         Statement of Stockholders' Equity (Deficit), from
            inception on October 24, 1996 through
            September 30, 1999                                       4

         Statements of Cash Flows, for the years ended
            September 30, 1999 and 1998 and from inception
            on October 24, 1996 through September 30, 1999           5

         Notes to Financial Statements                           6 - 9

                        PRITCHETT, SILER & HARDY, P.C.
                              430 EAST 400 SOUTH
                          Salt Lake City, Utah 84111
                                (801) 328-2727



                         INDEPENDENT AUDITORS' REPORT



Board of Directors
ALMOST COUNTRY PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Almost Country Productions, Inc. [a development stage company] at September 30, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 1999 and 1998 and from inception on October 24, 1996 through September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Almost Country Productions, Inc. [a development stage company] as of September 30, 1999, and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998 and for the period from inception through September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah
October 6, 1999

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                                BALANCE SHEET


                                    ASSETS


                                                             September 30,
                                                                1999
                                                             -------------
CURRENT ASSETS:
    Cash in bank                                             $      1,358
    Inventory                                                         257
                                                             -------------
        Total Current Assets                                        1,615
                                                             -------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
    Accounts payable                                         $        100
    Loans payable - related party                                  13,972
                                                             -------------
        Total Current Liabilities                                  14,072
                                                             -------------
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.001 par value,
      50,000,000 shares authorized, 301,100 shares
      issued and outstanding                                          301
    Capital in excess of par value                                 26,054
    Deficit accumulated during the development stage              (38,812)
                                                             -------------
        Total Stockholders' Equity (Deficit)                      (12,457)
                                                             -------------
                                                             $      1,615
                                                             =============


  The accompanying notes are an integral part of this financial statements.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                           STATEMENTS OF OPERATIONS

                                                                 From
                                                For the          Inception on
                                               Year Ended        October 24,
                                               September 30,     1996 Through
                                       ------------------------- September 30,
                                          1999         1998      1999
                                       ------------ ------------ -------------
REVENUE:
    Sales, net                         $        83  $         -  $        271

COST OF GOODS SOLD                              46            -           156
                                       ------------ ------------ -------------
    Gross Profit                                37            -           115
                                       ------------ ------------ -------------
EXPENSES:
    General and administrative               6,421        4,460        14,844
    Cost of record master                        -            -        22,332
    Other operating expenses                    56        1,081         1,751
                                       ------------ ------------ -------------
        Total Expenses                       6,477        5,541        38,927
                                       ------------ ------------ -------------
LOSS BEFORE INCOME TAXES                    (6,440)      (5,541)      (38,812)

CURRENT TAX EXPENSE                              -            -             -

DEFERRED TAX EXPENSE                             -            -             -
                                       ------------ ------------ -------------
NET LOSS                               $    (6,440) $    (5,541) $    (38,812)
                                       ============ ============ =============
LOSS PER COMMON SHARE                  $      (.02) $      (.02) $       (.14)
                                       ============ ============ =============

The accompanying notes are an integral part of these financial statements.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM THE DATE OF INCEPTION ON OCTOBER 24, 1996

                          THROUGH SEPTEMBER 30, 1999

                                                                  Deficit
                                                                  Accumulated
                                     Common Stock    Capital in   During the
                             ----------------------- Excess of    Development
                                 Shares    Amount    Par Value    Stage
                             ----------- ----------- ------------ -----------
BALANCE, October 24, 1996             -  $        -  $         -  $        -

Issuance of 200,000 shares
  common stock for cash,
  October 24, 1996 at
  $.01 per share                200,000         200        1,800           -

Issuance of 100,000 shares
  common stock for cash,
  March 31, 1997 at $.30 per
  share, net of $5,975
  offering costs                100,000         100       23,925           -

Issuance of 1,100 shares of
  common stock for legal
  services and other operating
  expenses June 30, 1997 at
  $.30 per share                  1,100           1          329           -

Net loss for the period ended
   September 30, 1997                 -           -            -     (26,831)
                             ----------- ----------- ------------ -----------
BALANCE, September 30, 1997     301,100         301       26,054     (26,831)

Net loss for the year ended
   September 30, 1998                 -           -            -      (5,541)
                             ----------- ----------- ------------ -----------
BALANCE, September 30, 1998     301,100         301       26,054     (32,372)

Net loss for the year ended
  September 30, 1999                  -           -            -      (6,440)
                             ----------- ----------- ------------ -----------
BALANCE, September 30, 1999     301,100  $      301  $    26,054  $  (38,812)
                             ----------- ----------- ------------ -----------

The accompanying notes are an integral part of this financial statement.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS
                                                                 From
                                                For the          Inception on
                                               Year Ended        October 24,
                                               September 30,     1996 Through
                                       ------------------------- September 30,
                                          1999         1998      1999
                                       ------------ ------------ -------------

Cash Flows from Operating Activities:
  Net loss                             $    (6,440) $    (5,541) $    (38,812)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Depreciation and amortization                186           62           310
  Non-cash expense                               -            -           330
  Change in assets ad liabilities:
      Decrease (increase) in inventory         103        1,118          (257)
      Increase (decrease) in accounts
       payable                              (4,501)       4,241           100
                                       ------------ ------------ -------------
          Net Cash Flows (Used) by
          Operating Activities             (10,652)        (120)      (38,329)
                                       ------------ ------------ -------------
Cash Flows from Investing Activities:
  Payments for organization costs                -            -          (310)
                                       ------------ ------------ -------------
          Net Cash (Used) by
          Investing Activities                   -            -          (310)
                                       ------------ ------------ -------------
Cash Flows from Financing Activities:
   Proceeds from shareholder loans          12,001           35        13,972
   Proceeds from common stock issuance           -            -        32,000
   Payment of stock offering costs               -            -        (5,975)
                                       ------------ ------------ -------------
          Net Cash Provided by
          Financing Activities              12,001           35        39,997
                                       ------------ ------------ -------------
Net Increase (Decrease) in Cash             (1,349)         (85)        1,358

Cash at Beginning of Period                      9           94             -
                                       ------------ ------------ -------------
Cash at End of Period                  $     1,358  $         9  $      1,358
                                       ------------ ------------ -------------

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for:
      Interest                         $         -  $         -  $          -
      Income taxes                     $         -  $         -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
    For the year ended September 30, 1999:
         None.

    For the year ended September 30, 1998:
         None

The accompanying notes are an integral part of these financial statements.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Almost Country Productions, Inc. (the Company) was organized under the laws of the State of Nevada on October 24, 1996. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards (SFAS) No. 7. The Company is planning to engage in the business to produce and market country music on tapes and compact discs (CD's) featuring Pamela Lindquist and her music group known as Almost Country. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Revenue Recognition   The Company recognizes revenue when product is
delivered.

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

Recently Enacted Accounting Standards   Statement of Financial Accounting
Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities " and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

Inventory at September 30, 1999 consists of the following:

    Compact disc's                      $    1,120
    Cassette tapes                             218
    Allowance for excess quantities
       of inventory                         (1,081)
                                        ___________
                                        $      257
                                        ___________

During the year ended September 30, 1999, the Company had few product sales. However, the Company is pursuing new markets in the United States and possibly in foreign markets. Management believes that while they have some excess quantities of inventory, a portion of the inventory is still saleable. Accordingly, the Company has established an allowance for excess quantities of inventory to reduce the valuation of the inventory to its estimated market value of $257.

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

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 1999, the Company has available unused operating loss carryforwards of approximately $38,000, which may be applied against future taxable income and which expire in various years through 2019.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $12,900 as of September 30, 1999, with an offsetting valuation allowance at September 30, 1999 of the same amount. The increase in the valuation allowance for the year ended September 30, 1999 was approximately $1,900.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use her home as a mailing address, as needed, at no expense to the Company.

Financing - An officer of the Company has advanced a total of $13,972 to the Company as of September 30, 1999. These advances are non-interest bearing, and are due on demand.

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

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 7   COMMITMENTS

During September 1996, the Company entered into a contract with Pamela Lindquist (the Company's President) wherein the Company will provide up to $25,000 in financing to develop and produce tapes and CD's for Almost Country, Pamela Lindquist's music group. In return, Pamela has assigned a financial interest that will provide a royalty of $2.00 on each tape and $2.50 on each CD sold from the recordings produced, for a period of two years. On September 1, 1998, the company entered into an agreement with Pamela Lindquist that extends the terms of the contract through September 30, 2000.

NOTE 8   LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                             From
                                             For the         Inception on
                                            Year Ended       October 24,
                                           September 30,     1996 Through
                                   ------------------------- September 30,
                                       1999       1998       1999
                                   ------------ ------------ -------------
  Loss from continuing operations
  available to common shareholders
  (numerator)                      $    (6,440) $    (5,541) $    (38,812)
                                   ------------ ------------ -------------
  Weighted average number of common
  shares outstanding used in loss
  per share for the period
  (denominator)                        301,100      301,100       286,092
                                   ------------ ------------ -------------

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

       During the fiscal year, there have been no changes in or disagreements with accountants.

                                   Part III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

       The following sets forth information related to the Company's sole executive officer and director:

Name                   Position             Age    Directorship
-----                  --------            ----    ------------

Reed L. Benson         President            53     Director since
                                                   December 20, 2000

Caroline Christensen   Secretary/Treasurer  53

Mr. Benson has served as the President and sole director of the Company only since December 20, 2000 and will continue to serve until his successors are elected and dully qualified. He is a practicing attorney in the State of Utah and since April 15, 2000 has been engaged in the private practice of law as a sole practitioner and managing his own investments. From June 30, 1995 until April 15, 2000, Mr. Benson was Vice President, Secretary and General Counsel of Data Broadcasting Corporation, a publicly traded corporation.

Ms. Christensen has served as Secretary/Treasurer since December 20, 2000. Since January, 2000 she has served as administrative assistant for the Lewis Law Offices. From December, 1998 to December, 1999 Ms. Christensen was the administrative assistant/ office manager for Alliance Commercial Real Estate. Prior to December, 1998 she was the administrative assistant/office manager for Hermes Development.

ITEM 10. Executive Compensation

     The Company has not paid any compensation either as salary or benefits to any officer or director since inception other than the Agreement between the Company and Ms. Lindquist for the production of the music tape and CD. Ms. Lindquist is no longer an officer or director of the Company. Mr. Benson has received no salary for serving as president of the company.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of the Company's knowledge, as of September 30, 2000, with respect to each person known by the Company to own beneficially more than 5% of the issued and outstanding common stock, each officer, director and all directors and officers as a group.

Name and Address               Amount and Nature of           Percent
of Beneficial Owner            Beneficial Ownership           Of Class(1)
------------------------       ---------------------          -----------
Pamela Lindquist                      200,000                     32
245 North Vine Street, No.105
Salt Lake City, Utah 84103

Marie Lindquist                       100,000                     16
780 North 150 West
Logan, Utah 84321

Richard Casper                        200,000                     32
5450 South Green Street
Murray, Utah 84123

Reed L. Benson (2)                          0                      0
8361 Ridge Point Rd.
Sandy, UT 84123

Caroline Christensen (3)                    0                      0
322 E. Clark St.
Murray, UT 84107

   All Executive Officers &                 0                      0
   Directors as a Group


(1) Based on 621,100 shares of common stock outstanding as of September 30, 2000.

(2)   Mr. Benson is president and sole director of the Company.

(3)   Ms. Christensen is secretary/treasurer of the Company.

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company does not have any standing committees.

     None of the officers or directors of the Company has during the past five years, been involved in any events (such as petitions in bankruptcy, receiver-ship or insolvency, criminal proceedings or proceedings relating to securities violations).

Officer Remuneration

     As of September 30, 2000, the Company had no employment contracts with any officers or directors. No one was paid a salary and received compensation in any form of $60,000 or more in any year since operations began.

Officer and Director Compensation

     The Company's directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services. No decision has been made as to the manner or type of future compensation.

ITEM 12. Certain Relationships and Related Transactions

     During year ended September 30, 1999, the Agreement between the Company and Ms. Lindquist was extended until September 30, 2000 on which date the agreement was terminated. Ms. Lindquist owns 200,000 shares of the Company's common stock.

ITEM 13. Exhibits and Reports on Form 8-K

    The Exhibits from the Company's Form 10-SB are incorporated herein by this reference. There have been no reports on Form 8-K filed during the past year.


                                  SIGNATURES

     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALMOST COUNTRY PRODUCTIONS, INC.


Date: January 12, 2000       By /s/ Reed L. Benson
                                President, Chief Executive Officer
                                and Director