Form 10KSB/A
period 2000-09-30
ALMOST COUNTRY PRODUCTIONS INC
filed 2001-02-13
CIK 1034764

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-KSB/A

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

    Documents Incorporated by Reference:  None

    Transitional Small Business Disclosure Format: Yes [ ] No [X]


                       ALMOST COUNTRY PRODUCTIONS, INC.
                                 FORM 10-KSB
                              TABLE OF CONTENTS

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

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)Of the Exchange Act
ITEM 10. Executive Compensation
ITEM 11. Security Ownership of Certain Beneficial Owners and Management
ITEM 12. Certain Relationships and Related Transactions
ITEM 13. Exhibits and Reports on Form 8-K

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

ITEM 7. Financial Statements



                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                             FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000





                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]




                                   CONTENTS

                                                          PAGE
                                                          ----

      -   Independent Auditors' Report                     1

      -   Balance Sheet, September 30, 2000                2

      -   Statements of Operations, for the years
            ended September 30, 2000 and 1999 and
            from inception on October 24, 1996 through
            September 30, 2000                             3


      -   Statement of Stockholders' Equity (Deficit),
            from inception on October 24, 1996 through
            September 30, 2000                             4


      -   Statements of Cash Flows, for the years
            ended September 30, 2000 and 1999 and from
            inception on October 24, 1996 through
            September 30, 2000                             5


      -   Notes to Financial Statements               6 - 10


















                        PRITCHETT, SILER & HARDY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS
                              430 East 400 South
                          Salt Lake City, Utah 84111
                      (801)328-2727 * FAX (801)328-1123



                         INDEPENDENT AUDITORS' REPORT



Board of Directors
ALMOST COUNTRY PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Almost Country Productions, Inc. [a development stage company] at September 30, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2000 and 1999 and from inception on October 24, 1996 through September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Almost Country Productions, Inc. [a development stage company] as of September 30, 2000, and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999 and for the period from inception on October 24, 1996 through September 30, 2000, in conformity with generally accepted accounting principles.

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

December 7, 2000
Salt Lake City, Utah

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                                BALANCE SHEET


                                    ASSETS



                                                     September 30,
                                                          2000
                                                      ------------
CURRENT ASSETS:
  Cash in bank                                        $       549
  Inventory                                                   248
                                                      ------------
        Total Current Assets                          $       797
                                                      ============


                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                         2,025
                                                     -------------
        Total Current Liabilities                           2,025
                                                     -------------

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    621,100 shares issued and outstanding                     621
  Capital in excess of par value                           57,294
  Deficit accumulated during the development stage        (59,143)
                                                      ------------
        Total Stockholders' (Deficit)                      (1,228)
                                                      ------------
                                                      $       797
                                                      ============











   The accompanying notes are an integral part of this financial statement.

                        ALMOST COUNTRY PRODUCTS, INC.
                        [A Development Stage Company]


                           STATEMENTS OF OPERATIONS



                                       For the          From Inception
                                      Year Ended         on October 24,
                                     September 30,       1996 through
                                ----------------------   September 30,
                                   2000        1999          2000
                                ------------ ------------ ------------
REVENUE:
  Sales, net                    $       365  $        83  $       636

COST OF GOODS SOLD                       57           46          213
                                ------------ ------------ ------------

   Gross Profit                         308           37          423
                                ------------ ------------ ------------
EXPENSES:
  General and administrative         20,639        6,421       35,483
  Cost of record master                   -            -       22,332
  Other operating expenses                -           56        1,751
                                ------------ ------------ ------------

        Total Expenses              (20,639)       6,477       59,566
                                ------------ ------------ ------------
LOSS FROM OPERATIONS                (20,331)      (6,440)     (59,143)

CURRENT TAXES EXPENSE                     -            -            -

DEFERRED TAX EXPENSE                      -            -            -
                                ------------ ------------ ------------

NET LOSS                        $   (20,331) $    (6,440) $   (59,143)
                                ============ ============ ============

LOSS PER COMMON SHARE           $      (.04) $      (.02) $      (.18)
                                ============ ============ ============









  The accompanying notes are an integral part of these financial statements.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FROM THE DATE OF INCEPTION ON OCTOBER 24, 1996
                          THROUGH SEPTEMBER 30, 2000
                                                                     Deficit
                                                                  Accumulated
                                   Common Stock       Capital in  During the
                              ----------------------- Excess of   Development
                                 Shares     Amount    Par Value      Stage
                              ----------- ----------- ---------- ------------
BALANCE, October 24, 1996              -  $        -  $       -  $         -

Issuance of 200,000 shares
 common stock for cash,
 October 24, 1996 at
 $.01 per share                  200,000         200      1,800            -

Issuance of 100,000 shares
 common stock for cash,
 March 31, 1997 at $.30 per
 share, net of $5,975
 offering costs                  100,000         100     23,925            -

Issuance of 1,100 shares of
 common stock for legal
 services and other operating
 expenses June 30, 1997 at
 $.30 per share                    1,100           1        329            -

Net loss for the period ended
 September 30, 1997                    -           -          -      (26,831)
                              ----------- ----------- ---------- ------------
BALANCE, September 30, 1997      301,100         301     26,054      (26,831)

Net loss for the year ended
 September 30, 1998                    -           -          -       (5,541)
                              ----------- ----------- ---------- ------------
BALANCE, September 30, 1998      301,100         301     26,054      (32,372)

Net loss for the year ended
 September 30, 1999                    -           -          -       (6,440)
                              ----------- ----------- ---------- ------------
BALANCE, September 30, 1999      301,100         301     26,054      (38,812)

Issuance of 100,000 shares of
 common stock as compensation
 to a shareholder, March 24,
 2000 at $.0956 per share        100,000         100      9,460            -

Issuance of 200,000 shares of
 common stock for cash, March
 24, 2000 at $.10 per share      200,000         200     19,800            -

Issuance of 20,000 shares of
 common stock for services
 rendered, June 28, 2000 at
 $.10 per  share                  20,000          20      1,980            -

Net loss for the year ended
 September 30, 2000                                                  (20,331)
                              ----------- ----------- ---------- ------------
BALANCE, September 30, 2000      621,100  $      621  $  57,294  $   (59,143)
                              =========== =========== ========== ============

   The accompanying notes are an integral part of this financial statement.
                                     -4-

                        ALMOST COUNTRY PRODUCTS, INC.
                        [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                                                For the         From Inception
                                              Year Ended        on October 24,
                                             September 30,      1996 through
                                        ----------------------- September 30,
                                             2000       1999        2000
                                        ----------- ----------- ------------
Cash Flows From Operating Activities:
  Net loss                              $  (20,331) $   (6,440) $   (59,143)
  Adjustments to reconcile net loss
   from operating activities:
    Depreciation and amortization                -         186          310
    Non-cash expense                        11,560           -       11,890
    Changes in assets and liabilities:
     Decrease (increase) in inventory            9        (103)        (248)
     Increase (decrease)in
      accounts payable                       1,925      (4,501)       2,025
                                       ----------- ----------- -------------
        Net Cash Flows (Used) by
         Operating Activities              (6,837)    (10,652)      (45,166)
                                       ----------- ----------- -------------
Cash Flows From Investing Activities:
  Payments for organization costs               -           -          (310)
                                       ----------- ----------- -------------
        Net Cash (Used) by
         Investing Activities                   -           -          (310)
                                       ----------- ----------- -------------
Cash Flows From Financing Activities:
  Proceeds from shareholder loans           4,300      12,001        18,272
  Payments on shareholder loans           (18,272)          -       (18,272)
  Proceeds from common stock issuance      20,000           -        52,000
  Payment of stock offering costs               -           -        (5,975)
                                       ----------- ----------- -------------
        Net Cash Provided by
         Financing Activities               6,028      12,001        46,025
                                       ----------- ----------- -------------
Net Increase (Decrease) in Cash              (809)     (1,349)          549

Cash at Beginning of the Period             1,358           9             -
                                       ----------- ----------- -------------
Cash at End of the Period              $      549  $    1,358  $        549
                                       =========== =========== =============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                           $        -  $        -  $          -
    Income taxes                       $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the year ended September 30, 2000:
      The Company issued 100,000 shares of common stock in lieu of $9,560 in compensation to a shareholder.

      The Company issued 20,000 shares of common stock for $2,000 in services rendered.

  For the year ended September 30, 1999:  None

  The accompanying notes are an integral part of these financial statements.
                                     -5-


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

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented, in accordance with Statement of Accounting Financial Standard No. 128 "Earnings Per Share". [See Note 8]

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities   deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain
Derivative Instruments and Certain Hedging Activities   and Amendment of SFAS
No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

  Inventory at September 30, 2000 consists of the following:

        Compact disc's                     $   853
        Cassette tapes                         140
        Allowance for excess quantities
         of inventory                         (745)
                                           --------
                                           $   248
                                           ========

During the year ended September 30, 2000, the Company had gross product sales of $365 with a corresponding cost of goods sold of $57. The sales came through the medium of a benefit concert with Pamela Lindquist, the Company's President, performing with Nashville recording artist Boots Randolph on February 12, 2000. The concert was produced by Dolphin Productions, Inc. ("Dolphin"), a Nevada corporation doing business in Utah as a producer of music concerts. The Company and Dolphin entered into a joint marketing agreement, which will assist artists. Dolphin entered into a joint marketing agreement, which will assist the Company in marketing its products and acquiring rights to the works of other artists. Dolphin is a privately held Nevada corporation of which Richard H. Casper, the Company's legal counsel, is president. Management believes that while the Company has some excess quantities of inventory, a portion of the inventory is still saleable. Accordingly, the Company has established an allowance for excess quantities of inventory to reduce the valuation of the inventory to its estimated market value of $248.

NOTE 3 - CAPITAL STOCK

Common Stock - During March of 2000, the Company renegotiated the terms of a loan from a shareholder and entered into and entered into an agreement with Richard H. Casper, corporate legal counsel and the President of Dolphin Productions, Inc. (see also note 2 above) whereunder Mr. Casper will pay $20,000 to the Company for 200,000 shares of the Company's common stock. With the proceeds, the Company repaid its note payable to the Company's president, Pamela Lindquist, which had a balance of $18,272 as of March 31, 2000. The remaining amount of $1,728 was agreed to release his lien against the shares of the Company's President and Secretary. This transaction was consummated, and the shares were issued to Mr. Casper, in May of 2000.

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

During June of 2000, the Company's board of directors voted to issue 20,000 shares of common stock to Claire Singleton, a consultant to the firm, as compensation for her support, guidance and consulting services provided.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [Continued]

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

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000, the Company has available unused operating loss carryforwards of approximately $59,000, which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $20,000 as of September 30, 2000, with an offsetting valuation allowance at September 30, 2000 of the same amount. The increase in the valuation allowance for the year ended September 30, 2000 was approximately $7,100.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - Prior to March 2000, the Company had not paid any compensation to its officers and directors. During March of 2000, the Company's board of directors agreed issue 100,000 shares of its common stock to its President, Pamela Lindquist, as compensation for her work in producing and marketing the company's products, managing the affairs of the Company, office, travel and telephone expenses paid by Ms. Lindquist in behalf of the Company and as consideration for her loan to the Company. This transaction was consummated, and the shares were issued to Ms. Lindquist in May of 2000.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use her home as a mailing address, as needed, at no expense to the Company.

Debt Reduction - During March of 2000, the Company renegotiated the terms of a loan from a shareholder and entered into an agreement with Richard H. Casper, corporate legal counsel and the President of Dolphin Productions, Inc. (see also Note 2 above) where under Mr. Casper paid $20,000 for 200,000 shares the of the Company's common stock. The Company previously reported that Pamela Lindquist and Marie Lindquist, respectively the President and Secretary of the Company, had contracted during the quarter ended December 31, 1999, to sell 66,000 of their combined shares to Richard Casper, the Company's legal counsel. During March 2000, the Company renegotiated the terms of the agreement. Of the $20,000 in proceeds, $18,272 repaid the Company's note to Pamela Lindquist, and the balance of $1,728 will be used by the company for operating capital. Through this transaction, Mr. Casper has released his lien against the shares of the Company's President and Secretary. The foregoing transaction was fully consummated, and the shares were issued to Mr. Casper, in May 2000.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock. There have been no significant product sales during the year ended September 30, 2000; however, management is still attempting to develop new markets in the United States, and is contemplating marketing efforts in foreign markets. There is no assurance that the Company will be successful in raising additional capital or in developing new markets for its products in the U.S. or in foreign markets, or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS

During September 1996, the Company entered into a contract with Pamela Lindquist (the Company's President) wherein the Company will provide up to $25,000 in financing to develop and produce tapes and CD's for Almost Country, Pamela Lindquist's music group. In return, Pamela has assigned a financial interest that will provide a royalty of $2.00 on each tape and $2.50 on each CD sold from the recordings produced, for a period of two years. On September 1, 1999, the company entered into an agreement with Pamela Lindquist that extends the terms of the contract through September 30, 2000.

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:


                                      For the         From Inception
                                    Year Ended        on October 24,
                                   September 30,      1996 through
                              ----------------------- September 30,
                                  2000       1999        2000
                              ----------- ----------- -------------

      Loss from continuing
      operations available to
      common shareholders
      (numerator)             $  (20,331) $   (6,440) $   (59,143)
                              ----------- ----------- -------------
      Weighted average
      number of common
      shares outstanding
      used in loss per share
      for the period
      (denominator)              461,974     301,100      330,889
                              ----------- ----------- -------------

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to year end the majority shareholders of the Company entered into a Stock Purchase agreement wherein the shareholders would sale their common stock held to a third party. The sale would result in a change in control of the Company as the new owners would hold approximately 80% of the outstanding common stock of the Company.

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

                             ALMOST COUNTRY PRODUCTIONS, INC.


Date: February 13, 2001       By /s/ Reed L. Benson
                                President, Chief Executive Officer
                                and Director