Form 10QSB
period 2000-12-31
ALMOST COUNTRY PRODUCTIONS INC
filed 2001-02-20
CIK 1034764

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended December 31, 2000

                       Commission file number 000-28339


                       ALMOST COUNTRY PRODUCTIONS, INC.
            (Exact name of registrant as specified in its charter)

                                    NEVADA
                           (State of incorporation)

                                  84-1398342
                      (IRS employer identification no.)

           7050 Union Park Center, Suite 600   Midvale, Utah 84047
                   (Address of principle executive offices)

                                (801) 562-2252
              (Registrants Telephone Number Including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       [ X ] Yes    [  ] No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding as of January 31, 2001
     Common Stock                          621,100

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                        UNAUDITED FINANCIAL STATEMENTS

                              DECEMBER 31, 2000

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                                   CONTENTS

                                                                   PAGE

  -   Unaudited Condensed Balance Sheets, December 31,
      2000 and September 30, 2000                                   2


  -   Unaudited Condensed Statements of Operations,
      for the three months ended December 31, 2000
      and 1999 and from inception on October 24,
      1996 through December 31, 2000                                3


  -   Unaudited Condensed Statements of Cash Flows,
      for the three months ended December 31, 2000 and
      1999 and from inception on October 24, 1996
      through December 31, 2000                                     4


  -   Notes to Unaudited Condensed Financial Statements         5 - 9

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                                 [Unaudited]



                                    ASSETS

                                               December 31,  September 30,
                                                   2000           2000
                                               ------------- -------------
CURRENT ASSETS:
   Cash                                        $          -  $        549
   Inventory                                              -           248
                                               ------------- -------------

       Total Current Assets                    $          -  $        797
                                               ============= =============


                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                       -         2,025
                                               ------------- -------------
       Total Current Liabilities                          -         2,025
                                               ------------- -------------

STOCKHOLDERS' (DEFICIT):
   Common stock, $.001 par value, 50,000,000
    shares authorized, 621,100 shares issued
    and outstanding                                     621           621
   Capital in excess of par value                    60,522        57,294
   Deficit accumulated during
    the development stage                           (61,143)      (59,143)
                                               ------------- -------------

Total Stockholders'(Deficit)                              -        (1,228)
                                               ------------- -------------

                                               $          -  $        797
                                               ============= =============




Note: The balance sheet at September 30, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        [A Development Stage Company]

                      CONDENSED STATEMENT OF OPERATIONS

                                 [Unaudited]


                                                                From Inception
                                      For the Three Months      on October 24,
                                        Ended December 31,      1996 through
                                    --------------------------- December 31,
                                         2000        1999       2000
                                    -------------- ------------ --------------
REVENUE:
   Sales, net                       $           -  $         -  $         636

COST OF GOODS SOLD                              -            -            213
                                    -------------- ------------ --------------

      Gross Profit                              -            -            423
                                    -------------- ------------ --------------
EXPENSES:
   General and administrative               2,000        3,800         37,483
   Cost of record master                        -            -         22,332
   Other operating expenses                     -            -          1,751
                                    -------------- ------------ --------------

      Total Expenses                        2,000        3,800         61,566
                                    -------------- ------------ --------------

LOSS BEFORE TAXES                          (2,000)      (3,800)       (61,143)

CURRENT TAXES EXPENSE                           -            -              -

DEFERRED TAX EXPENSE                            -            -              -
                                    -------------- ------------ --------------

NET LOSS                            $      (2,000) $    (3,800) $     (61,143)
                                    ============== ============ ==============

LOSS PER COMMON SHARE               $        (.00) $      (.01) $        (.18)
                                    ============== ============ ==============







The accompanying notes are an integral part of these unaudited condensed financial statements.



                       ALMOST COUNTRY PRODUCTIONS, INC.
                         [A Development Stage Company]

                             CONDENSED CASH FLOWS

                                  [Unaudited]

                                                                         From Inception
                                               For the Three Months      on October 24,
                                                 Ended December 31,      1996 through
                                             --------------------------- December 31,
                                                  2000        1999       2000
                                             -------------- ------------ --------------
Cash Flows From Operating Activities:
  Net loss                                   $      (2,000) $    (3,800) $     (61,143)
  Adjustments to reconcile net loss from
   operating activities:
    Depreciation and amortization                        -            -            310
    Non-cash expense                                 2,000            -         13,890
    Changes in assets and liabilities:
      Decrease in inventory                              -            -           (248)
      (Decrease) in accounts payable                  (549)           -          1,476
      Increase in account payable -
         related party                                   -        2,365              -
                                             -------------- ------------ --------------
            Net Cash Flows (Used) by
            Operating Activities                      (549)      (1,435)       (45,715)
                                             -------------- ------------ --------------
Cash Flows From Investing Activities:
  Payments for organization costs                        -            -           (310)
                                             -------------- ------------ --------------
            Net Cash (Used) by
            Investing Activities                         -            -           (310)
                                             -------------- ------------ --------------
Cash Flows From Financing Activities:
  Proceeds from shareholder loans                        -        1,935         18,272
  Payments on shareholders loan                          -            -        (18,272)
  Proceeds from common stock issuance                    -            -         52,000
  Payment of stock offering costs                        -            -         (5,975)
                                             -------------- ------------ --------------
            Net Cash Provided by
            Financing Activities                         -        1,935         46,025
                                             -------------- ------------ --------------
Net Increase (Decrease) in Cash                       (549)         500              -

Cash at Beginning of the Period                        549        1,358              -
                                             -------------- ------------ --------------

Cash at End of the Period                    $           -  $     1,858  $           -
                                             ============== ============ ==============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                  $           -  $         -  $           -
   Income taxes                              $           -  $         -  $           -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended December 31, 2000:
    During December 2000, the Company transferred the remaining cash and inventory to a former officer as reimbursement for paying off accounts payable and other expenses.

For the three months ended December 31,1999:
    None.

The accompanying notes are an integral part of these unaudited condensed financial statements.
                                      -4-

                   ALMOST COUNTRY PRODUCTIONS, INC.
                    [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Almost Country Productions, Inc. (the Company) was organized under the laws of the State of Nevada on October 24, 1996. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards (SFAS) No. 7. The Company has been in the business to produce and market country music on tapes and compact discs (CD's) featuring Pamela Lindquist and her music group known as Almost Country. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and 1999 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 audited financial statements. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by the first-in, first-out method.

Organization Costs - The Company has amortized its organization costs, which reflect amounts expended to organize the Company, in accordance with the Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented, in accordance with Statement of Accounting Financial Standard No. 128 "Earnings Per Share". [See Note 7]

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2 - INVENTORY

Inventory at December 31, 2000 and September 30, 2000 consists of the following:

                                            December 31,    September 30,
                                                2000            2000
                                            --------------  --------------
    Compact disc's                          $           -   $         853
    Cassette tapes                                      -             140
    Allowance for excess quantities
        of inventory                                    -            (745)
                                            --------------  --------------
                                            $           -   $         248
                                            ==============  ==============

During the three months ended December 31, 2000, the Company transferred inventory to a former officer as reimbursement for paying off accounts payable.

NOTE 3 - CAPITAL STOCK

Change In Control - During December 2000 the controlling shareholders of the Company sold their interest in the Company resulting in a change in control of the Company. A new board of directors was appointed and new officers were elected.

During March of 2000, the Company renegotiated the terms of a loan from a shareholder and entered into an agreement with Richard H. Casper, corporate legal counsel and the President of Dolphin Productions, Inc. whereunder Mr. Casper paid $20,000 to the Company for 200,000 shares the Company's common stock. With the proceeds, the Company repaid its note payable to the Company's president, Pamela Lindquist, which had a balance of $18,272 as of March 31, 2000. The remaining amount of $1,728 was used by the Company for operating capital. Through this transaction, Mr. Casper agreed to release his lien against the shares of the Company's President and Secretary. This transaction was consummated, and the shares were issued to Mr. Casper, in May of 2000. During March of 2000, the Company's board of directors voted to issue 100,000 shares of its common stock to its President, Pamela Lindquist, as compensation for her work in producing and marketing the Company's products, managing the affairs of the Company, as reimbursement for out-of-pocket costs incurred by Ms. Lindquist in managing the Company's affairs and as consideration for her loan to the Company. This transaction was consummated, and the shares were issued to Ms. Lindquist, in May of 2000.

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

Public Stock Offering - During March 1997, the Company issued 100,000 shares of common stock for cash at $0.30 per share, net of $5,975 stock offering cost, pursuant to a public offering believed to be exempt from registration with the Securities and Exchange Commission under rule 504 of Regulation D as promulgated under the Securities Act of 1933, as amended.

Organization - During October 1996, in connection with its organization, the Company issued 200,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $2,000 (or $.01 per share).

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the company has available unused operating loss carryforwards of approximately $58,000, which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $21,000 as of December 31, 2000, with an offsetting valuation allowance at December 31, 2000 of the same amount. The increase in the valuation allowance for the six months ended December 31, 2000 was approximately $1,000.

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

                   ALMOST COUNTRY PRODUCTIONS, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

Debt Reduction - During March of 2000, the Company renegotiated the terms of a loan from a shareholder and entered into an agreement with Richard H. Casper, corporate legal counsel and the President of Dolphin Productions, Inc. (see also Note 3 above) where under Mr. Casper paid $20,000 for 200,000 shares the Company's common stock. The Company previously reported that Pamela Lindquist and Marie Lindquist, respectively the President and Secretary of the Company, had contracted during the quarter ended December 31, 1999, to sell 66,000 of their combined shares to Richard H. Casper, the company's legal counsel. The shares had not been transferred as of December 31, 2000; during March 2000, the Company renegotiated the terms of the agreement. Of the $20,000, $18,272 will repay the Company's note to Pamela Lindquist, and the balance of $1,728 will be paid in cash to the Company. Through the transaction, the Company's note payable to Pamela Lindquist, the Company's president, will be paid in full. The amount of $1,728 will be used by the Company for operating capital. Through this transaction, Mr. Casper has released his lien against the shares of the Company's President and Secretary. The foregoing transaction was fully consummated, and the shares were issued to Mr. Casper, in May of 2000.

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

                   ALMOST COUNTRY PRODUCTIONS, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7  - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average of shares of dilutive potential common stock for the three months ended December 31, 2000 and 1999, and from inception on October 24, 1996 through December 31, 2000:

                                                                  From
                                          For the Three           Inception on
                                            Months Ended          October 24,
                                            December 31,          1996 Through
                                      --------------------------- December 31,
                                           2000       1999        2000
                                      -------------- ------------ ------------
   Loss from continuing operations
   available to common shareholders
   (numerator)                        $     (2,000) $     (3,800) $  (61,143)
                                      ------------- ------------- ------------
   Weighted average number of common
   shares outstanding used in loss per
   share for the period (denominator)      621,100       301,100     348,351
                                      ------------- ------------- ------------

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

The Company remains a development stage company with virtually no remaining assets, operations and income. It is believed that only limited capital will be required to maintain the Company, as it has no significant operations, and any funds needed in the immediate future will be provided by the officers and directors of the Company. Nevertheless, unless the Company is able to accomplish a merger or share exchange with an operating business or is able to obtain significant financing there is substantial doubt and concern about the Company's ability to continue as a going concern. Given the current lack of operational activity, management believes that inflation has not and will not have a material effect on the Company's operations.


PLAN OF OPERATION

 During the next year the Company will investigate possible business opportunities with the intent to merge or make a share exchange with one or more business ventures. Because the Company has no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds. If the Company determines to employ outside advisers or consultants in its search for business opportunities, the Company may have to raise additional funds.
As of the date of this filing, the Company has no plans to engage outside advisers or consultants or to attempt to raise additional capital. If the Company seeks to raise capital, it would likely attempt to privately place its securities.

Pamela Lindquist has ceased, since the last quarterly report, to market the Company's CD's and cassette tapes and has no further marketing or other relationship with the Company.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         There have been no sales or changes in securities since the last report.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8K.

         None.

                              SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALMOST COUNTRY PRODUCTIONS, INC.

Date: February 16, 2001.              By /s/ Reed L. Benson
                                        ----------------------------------
                                        President, Chief Executive Officer
                                        and Director