Form 10QSB
period 2001-03-31
ALMOST COUNTRY PRODUCTIONS INC
filed 2001-06-01
CIK 1034764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly period ended March 31, 2001

                        Commission file number 000-28339

                        ALMOST COUNTRY PRODUCTIONS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                               84-1398342
              ------                               ----------
      (State of Incorporation)                   (IRS Employer
                                               Identification No.)

          170 South Main Street, Suite 1050 Salt Lake City, Utah 84101
          ------------------------------------------------------------
                    (Address of principal executive offices)

              7050 Union Park Center, Suite 600, Midvale, UT 84047
              ----------------------------------------------------
                (Former address of principal executive offices)

                                 (801) 536-5000
                                 --------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding as of April 30, 2001
      Common Stock                                    21,121,100

                          PART 1- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        ALMOST COUNTRY PRODUCTIONS, INC.
                          (A Development Stage Company)

                         UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2001

                                    CONTENTS

         -        Unaudited Consolidated Condensed Balance
                  Sheets, March 31, 2001 and Septeber 30, 2000

         - Unaudited Consolidated Condensed Statements of Operations, for the three and six months ended March 31, 2001 and 2000 and from inception on September 1, 2000 through March 31, 2001.

         -        Unaudited Consolidated Condensed Statements of
                  Cash Flows, for the six months ended March 31, 2001 and from inception on September 1, 2000 through March 31, 2001.

         -        Notes to Unaudited Consolidated Condensed
                  Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of Operation.

                        Almost Country Productions, Inc.
                          (A Development Stage Company)

                    UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                       March 31,       September 30,
                                                                                          2001             2000
                                                                                     --------------   ---------------
CURRENT ASSETS
    Cash                                                                            $       49,610   $           635
    Accounts receivable, no allowance deemed necessary                                      33,441                 -
                                                                                     --------------   ---------------
             Total current assets                                                           83,051               635

PROPERTY AND Equipment, at cost, net                                                       119,514            34,328

Other assets                                                                                15,422             9,231
                                                                                     --------------   ---------------
                                                                                    $      217,987   $        44,194
                                                                                     ==============   ===============


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Trade accounts payable                                                          $       53,715   $        26,159
    Current maturities of capital leases                                                    23,427             6,360
                                                                                     --------------   ---------------
             Total current liabilities                                                      77,142            32,519

LONG-TERM LIABILITIES
    Capital lease obligations, less current maturities                                      41,930            15,996

COMMITMENTS AND CONTINGENCIES                                                                    -                 -

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.001 par value; 50,000,000 shares authorized,
      21,121,100 issued and outstanding at March 31, 2001                                   21,121            10,000
    Additional paid-in capital                                                           2,386,991         2,495,500
    Stock subscriptions receivable                                                      (1,730,500)       (2,455,500)
    Receivable from officers                                                               (29,600)                -
    Deficit accumulated during the development stage                                      (549,097)          (54,321)
                                                                                     --------------   ---------------
             Total stockholders' equity (deficit)                                           98,915            (4,321)
                                                                                     --------------   ---------------
                                                                                    $      217,987   $        44,194
                                                                                     ==============   ===============

           The accompanying notes are an integral part of these statements.

                        Almost Country Productions, Inc.
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      For the three months ended March 31,

                                                                                               Three months ended
                                                                                                   March 31,
                                                                                          ----------------------------
                                                                                              2001           2000
                                                                                          -------------  -------------
                                                                                                           (Note E)
Revenue                                                                                  $      82,742  $           -
                                                                                          -------------  -------------
Operating expenses
    Salaries                                                                                   185,621              -
    Marketing                                                                                   12,910              -
    Technology development and website design                                                    6,426              -
    Other                                                                                       44,628              -
    Photography services                                                                        32,306              -
    Consulting services                                                                         35,500              -
    Employee benefits                                                                           14,806              -
    Rent                                                                                        13,848              -
    Depreciation and amortization                                                               10,399              -
    Travel                                                                                      11,483              -
                                                                                          -------------  -------------
                                                                                              (367,927)             -
                                                                                          -------------  -------------
             Operating loss                                                                   (285,185)             -

Other expense - interest                                                                         2,373              -
                                                                                          -------------  -------------
             Loss before income taxes                                                         (287,558)             -

Income taxes                                                                                         -              -
                                                                                          -------------  -------------
             NET LOSS                                                                    $    (287,558) $           -
                                                                                          =============  =============
Loss per common share
    Basic                                                                                $       (0.01  $           -
    Diluted                                                                                      (0.01)             -

Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic                                                                                   21,121,100              -
    Diluted                                                                                 21,121,100              -

           The accompanying notes are an integral part of these statements.

                        Almost Country Productions, Inc.
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                From
                                                                                                             inception on
                                                                                                             September 1,
                                                                               For the six months ended          2000
                                                                                      March 31,                 through
                                                                             ----------------------------      March 31,
                                                                                  2001           2000            2001
                                                                             --------------  ------------   ---------------
                                                                                               (Note E)
Revenue                                                                     $     136,925   $         -    $      145,925
                                                                             --------------  ------------   ---------------
Operating expenses
    Salaries                                                                      348,181             -           393,650
    Marketing                                                                      49,739             -            54,739
    Technology development and website design                                      34,142             -            35,142
    Other                                                                          64,254             -            71,082
    Photography services                                                           57,083             -            57,083
    Consulting services                                                            59,500             -            59,500
    Employee benefits                                                              25,070             -            25,070
    Rent                                                                           18,464             -            23,080
    Depreciation and amortization                                                  18,330             -            18,737
    Travel                                                                         16,821             -            16,822
                                                                             --------------  ------------   ---------------
                                                                                  691,584             -           754,905
                                                                             --------------  ------------   ---------------
             Operating loss                                                      (554,659)            -          (608,980)

Other expense - interest                                                            3,905             -             3,905
                                                                             --------------  ------------   ---------------
             Loss before income taxes                                            (558,564)            -          (612,885)

Income taxes                                                                            -             -                 -
                                                                             --------------  ------------   ---------------

             NET LOSS                                                       $    (558,564)  $         -    $     (612,885)
                                                                             ==============  ============   ===============

Loss per common share
    Basic                                                                   $       (0.03)  $         -    $        (0.03)
    Diluted                                                                         (0.03)            -             (0.03)

Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic                                                                      21,121,100             -        21,121,100
    Diluted                                                                    21,121,100             -        21,121,100

        The accompanying notes are an integral part of these statements.

                        Almost Country Productions, Inc.
                          (A Development Stage Company)

               UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                              From
                                                                                                          inception on
                                                                                                          September 1,
                                                                                                              2000

                                                                          For the six months ended           through
                                                                                 March 31,                  March 31,
                                                                            2001             2000             2001
                                                                      ---------------   --------------   ---------------
                                                                                           (Note E)
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                      $   (558,564)     $             -  $      (612,885)
       Adjustments to reconcile net loss to net cash
         used in operating activities
             Depreciation and amortization                                 18,330                    -           18,737
             Changes in assets and liabilities
                Accounts receivable                                       (33,441)                   -          (33,441)
                Other assets                                               (6,191)                   -          (15,422)
                Trade accounts payable                                     27,556                    -           53,715
                                                                      ---------------   --------------   ---------------
                  Total adjustments                                         6,254                    -           23,589
                                                                      ---------------   --------------   ---------------
                  Net cash used in
                    operating activities                                 (552,310)                   -         (589,296)
                                                                      ---------------   --------------   ---------------
    Net cash flows used in investing activities -
       Purchase of property and equipment                                 (51,262)                   -          (61,212)
                                                                      ---------------   --------------   ---------------
    Cash flows from financing activities
       Net payment received on common stock subscriptions                 691,400                    -          741,400
       Principal payments on capital lease obligations                     (9,253)                   -          (11,682)
       Increase in notes receivable from officers                         (29,600)                   -          (29,600)
                                                                      ---------------   --------------   ---------------
                  Net cash provided by
                    financing activities                                  652,547                    -          700,118
                                                                      ---------------   --------------   ---------------
                  Net increase in cash                                     48,975                    -           49,610
Cash at beginning of period                                                   635                    -                -
                                                                      ---------------   --------------   ---------------
Cash at end of period                                                $     49,610      $             -  $        49,610
                                                                      ===============   ==============   ===============

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest                                                      $      3,905      $           -    $       3,905
       Income taxes                                                             -                  -                -

Noncash investing and financing activities
    Capital lease obligations of $52,254 for equipment acquisitions were incurred during the period ended March 31, 2001 and $77,039 from inception through March 31, 2001.

           The accompanying notes are an integral part of these statements.

                        Almost Country Productions, Inc.
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The consolidated financial statements for the interim periods ended March 31, 2001 have been prepared in accordance with the accounting policies described in the Company's Form 10-KSB.

In the opinion of management, all adjustments (which includes only normal recurring adjustments) necessary to present fairly the financial position, and results of operations and cash flows for the interim periods have been made.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. This report on Form 10-QSB for the three and six months ended March 31, 2001 and 2000 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000. The results of operations for the three and six months ended March 31, 2001, may not be indicative of the results that may be expected for the year ending September 30, 2001.

NOTE C - BUSINESS ACTIVITY

Almost Country Productions, Inc. (the Company) is a Nevada corporation On March 15, 2001 the Company acquired Real Estate Federation, Inc. (Note E).

NOTE D - NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. The Company had no common equivalent shares with a dilutive effect for any period presented, therefore basic and diluted loss per share are the same. The 20,500,000 shares issued in connection with the reverse acquisition (Note E) are reflected as if outstanding at the beginning of each period presented.

NOTE E - RECAPITALIZATION

On March 15, 2001, the Company acquired Real Estate Federation, Inc., a Nevada Corporation. The combination of Real Estate Federation, Inc. and Almost Country Productions, Inc. was recorded as a reverse acquisition of Almost Country Productions, Inc. with Almost Country Productions Inc., being the legal acquirer and Real Estate Federation, Inc. being the accounting acquirer. Real Estate Federation, Inc., was founded on September 1, 2000, therefore, no information is presented for the comparative three month and six periods ended March 31, 2000. After the reverse acquisition there is 21,121,100 shares of common stock outstanding with approximately 97 percent of those shares being held by former stockholders of Real Estate Federation, Inc.

NOTE F - CONTINGENCIES

The Company has employment agreements with certain officers of the Company. Salaries covered by these agreements total $400,000 annually over the next three years. The agreements also include total bonuses of $550,000 in the first year to $750,000 annually and stock option clauses upon meeting specified business objectives and time requirements.

The Company entered into subscription agreements totaling $2,505,500 of which $775,000 was received during the period September 1, 2000 (inception) through March 31, 2001, resulting in net cash to the Company of $741,400. The original agreement, representing $2,500,000 of the total, was receivable by the Company based on the following schedule:

               $    50,000    At execution of agreement
               $    50,000    September 30, 2000
               $   150,000    October 30, 2000
               $   150,000    On the last day of each month, thereafter until
                                the full subscription price has been paid

The investor may suspend payments under the agreement in the event that by March 31, 2001, and at all times thereafter the Company has not achieved, and does not continue to achieve monthly net revenues equal to 35 percent of the monthly net revenues set forth in the Company's business plan.

Under the agreement the investor is entitled to receive a business brokerage commission in consideration of its services in locating businesses with the capacity to fund the Company's business plan. The commission shall be an amount equal to five percent of the first million dollars, four percent of the second million, three percent of the third million, two percent of the fourth million and one percent of all amounts thereafter.

NOTE G - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the information set forth in the consolidated financial statements and notes thereto included elsewhere herein.

On March 15, 2001, Almost Country Productions, Inc. (the "Company") completed a Stock Purchase Agreement between the Company and the shareholders of Real Estate Federation, Inc. ("REF"), a Utah corporation, under the terms of which the Company acquired all of the issued and outstanding shares of REF, in exchange for the issuance of a total of 20,500,000 shares to the REF shareholders. This transaction resulted in the REF shareholders in the aggregate owning 97% of all of the issued and outstanding shares of stock of the Company giving them voting control of the Company. The Company became the legal survivor and REF became the accounting survivor. Therefore, the financial statements presented herein represent the operations of REF from inception on September 1, 2000. It is anticipated that the name of the Company will be changed to Real Estate Federation, Inc. at the next shareholders meeting.

REF, a development stage Company, was formed to develop, market and manage an Internet based referral system for the residential real estate industry. REF is a start-up operation, and has incurred substantial expenses in developing its business plan. REF also owns 100% of Xvariant, Inc., a service company that provides web design, web development, and supporting web services to clients and prospective customers of REF. Total revenues from inception are $146,000.

The Company has incurred expenses to date of $759,000 including $55,000 of marketing expenses and the remainder in general and administrative expenses.

Plan of Operation

The Company has entered into subscription agreements for its restricted common stock totaling $2,500,000. Through March 31, 2001 the company has received $775,000. The Company is using these funds to develop its marketing plan, which has included participating in trade shows and direct marketing as well as traveling to meet one-on-one with real estate brokers. The Company will continue to develop and implement new methods of introducing its products and services to the real estate industry. The Company has recently hired a vice president of sales to assist in selling to real estate executives.

                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and use of Proceeds.

         The registrant issued 20,500,000 shares pursuant to the terms of a Stock Purchase Agreement described in Form 8-K filed March 15, 2001. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         On March 15, 2001 the registrant filed Form 8-K describing the transaction in which the registrant acquired all of the issued and outstanding shares of stock of Real Estate Federation, Inc., a Utah corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALMOST COUNTRY PRODUCTIONS, INC.


Date: May 31, 2001                       By /s/ Thomas E. Wright
                                            -----------------------------------
                                            President, Chief Executive Officer
                                            and Director