Form 10QSB/A
period 2001-03-31
ALMOST COUNTRY PRODUCTIONS INC
filed 2001-06-29
CIK 1034764

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                For the Quarterly period ended March 31, 2001

                       Commission file number 000-28339

                       ALMOST COUNTRY PRODUCTIONS, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

              NEVADA                                  84-1398342
             ---------                              -------------
      (State of Incorporation)                      (IRS Employer
                                                    Identification No.)


         170 South Main Street, Suite 1050 Salt Lake City, Utah 84101
        -------------------------------------------------------------
                   (Address of principal executive offices)


             7050 Union Park Center, Suite 600, Midvale, UT 84047
            ------------------------------------------------------
               (Former address of principal executive offices)

                                (801) 536-5000
                               ---------------
             (Registrant's telephone number including area code)

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

                                   CONTENTS

         -        Unaudited Consolidated Condensed Balance
                  Sheets, March 31, 2001 and September 30, 2000

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

         -        Notes to Unaudited Consolidated Condensed
                  Financial Statements

                       Almost Country Productions, Inc.
                        (A Development Stage Company)

               UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS

                                                    March 31,   September 30,
                                                      2001          2000
                                                  ------------- -------------
CURRENT ASSETS
   Cash                                           $     49,610  $        635
   Accounts receivable, no allowance
     deemed necessary                                   33,441             -
                                                  ------------- -------------
       Total Current Assets                             83,051           635

PROPERTY AND Equipment, at cost, net                   119,514        34,328
Other assets                                            15,422         9,231
                                                  ------------- -------------
                                                  $    217,987  $     44,194
                                                  ============= =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Trade accounts payable                         $     53,715  $     26,159
   Current maturities of capital leases                 23,427         6,360
                                                  ------------- -------------
       Total Current Liabilities                        77,142        32,519

LONG-TERM LIABILITIES
   Capital lease obligations, less
    current maturities                                  41,930        15,996

COMMITMENTS AND CONTINGENCIES                                -             -

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $0.001 par value; 50,000,000
    shares authorized, 21,121,100 issued and
    outstanding at March 31, 2001                       21,121        10,000
   Additional paid-in capital                        2,386,991     2,495,500
   Stock subscriptions receivable                   (1,730,500)   (2,455,500)
   Receivable from officers                            (29,600)            -
   Deficit accumulated during the
    development stage                                 (549,097)      (54,321)
                                                  ------------- -------------
       Total Stockholders' Equity (Deficit)       $     98,915  $     (4,321)
                                                  ------------- -------------

                                                  $    217,987  $     44,194
                                                  ============= =============



       The accompanying notes are an integral part of these statements.

                       Almost Country Productions, Inc.
                        (A Development Stage Company)

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              For the three months ended March 31, 2001 and 2000


                                                        Three months ended
                                                             March 31,
                                                   ---------------------------
                                                         2001        2000
                                                   ------------- -------------
                                                                   (Note E)

Revenue                                            $     82,742  $          -
                                                   ------------- -------------
Operating Expenses:
   Salaries                                             185,621             -
   Marketing                                             12,910             -
   Technology development and website design              6,426             -
   Other                                                 44,628             -
   Photography services                                  32,306             -
   Consulting Services                                   35,500             -
   Employee Benefits                                     14,806             -
   Rent                                                  13,848             -
   Depreciation and amortization                         10,399             -
   Travel                                                11,483             -
                                                   ------------- -------------
                                                       (367,927)            -
                                                   ------------- -------------
        Operating loss                             $   (285,185) $          -

Other expense - interest                                  2,373             -
                                                   ------------- -------------
        Loss before income taxes                   $   (287,558) $          -

Income taxes                                                  -             -
                                                   ------------- -------------
        NET LOSS                                   $   (287,558) $          -
                                                   ============= =============
Loss per common share
      Basic                                        $      (0.01)            -
      Diluted                                      $      (0.01)            -

Weighted-average common and dilutive common
  equivalent shares outstanding
      Basic                                          21,121,100             -
      Diluted                                        21,121,100             -





       The accompanying notes are an integral part of these statements.
                                      3

                       Almost Country Productions, Inc.
                        (A Development Stage Company)

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                 From
                                                                 Inception on
                                                                 September 1,
                                       For the six months ended  2000 through
                                              March 31,          March 31,
                                          2001         2000      2001
                                     ------------- ------------- -------------
                                                     (Note E)

Revenue                              $    136,925  $          -  $    145,925
                                     ------------- ------------- -------------
Operating Expenses:
      Salaries                            348,181             -       393,650
      Marketing                            49,739             -        54,739
      Technology development and
        website design                     34,142             -        35,142
      Other                                64,254             -        71,082
      Photography services                 57,083             -        57,083
      Consulting Services                  59,500             -        59,500
      Employee Benefits                    25,070             -        25,070
      Rent                                 18,464             -        23,080
      Depreciation and amortization        18,330             -        18,737
      Travel                               16,821             -        16,822
                                     ------------- ------------- -------------
                                          691,584             -       754,905
                                     ------------- ------------- -------------
         Operating loss              $   (554,659) $          -  $   (608,980)

Other expense - interest                    3,905             -         3,905
                                     ------------- ------------- -------------
         Loss before income taxes    $   (558,564) $          -  $   (612,885)

Income taxes                                    -             -             -
                                     ------------- ------------- -------------
         NET LOSS                    $   (558,564) $          -  $   (612,885)
                                     ============= ============= =============

Loss per common share
    Basic                            $      (0.03)            -  $      (0.03)
    Diluted                          $      (0.03)            -  $      (0.03)

Weighted-average common and dilutive
 common equivalent shares outstanding
    Basic                              21,121,100             -    21,121,100
    Diluted                            21,121,100             -    21,121,100





       The accompanying notes are an integral part of these statements.

                       Almost Country Productions, Inc.
                        (A Development Stage Company)

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                 From
                                                                 Inception on
                                                                 September 1,
                                        For the six months ended 2000 through
                                               March 31,         March 31,
                                           2001         2000     2001
                                       ------------ ------------ -------------
                                                       (Note E)
Increase (decrease in cash)
  Cash flows from operating activities
    Net loss                           $   (558,564) $        -  $   (612,885)
Adjustment to reconcile net loss to
net cash used in operating activities
 Depreciation and amortization              18,330            -        18,737
 Changes in assets and liabilities
    Accounts receivable                    (33,441)           -       (33,441)
    Other assets                            (6,191)           -       (15,422)
    Trade accounts payable                  27,556            -        53,715
                                       ------------ ------------ -------------
       Total adjustments                     6,254            -        23,589
                                       ------------ ------------ -------------
       Net cash used in operating
       activities                      $  (552,310) $         -  $   (589,296)
                                      ------------ ------------ -------------
  Net cash flows used in investing
  activities
    Purchase of property and equipment $   (51,262) $         -  $    (61,212)
                                       ------------ ------------ -------------
  Cash flows from financing activities
    Net payment received on common
     stock subscriptions                   691,400            -       741,400
    Principal payments on capital lease
     obligations                            (9,253)           -       (11,682)
    Increase in notes receivable
     from officers                         (29,600)           -       (29,600)
                                       ------------ ------------ -------------
       Net cash provided by financing
       activities                          652,547            -       700,118
                                       ------------ ------------ -------------
            Net increase in cash            48,975            -        49,610

Cash at beginning of period                    635            -             -
                                       ------------ ------------ -------------
Cash at end of period                  $    49,610  $         -  $     49,610
                                       ============ ============ =============

Supplemental disclosures of cash flow information

  Cash paid during the period for
    Interest                           $     3,905 $          -  $      3,905
    Income taxes                                 -            -             -

Noncash investing and financing activities
  Capital lease obligations of $52,254 for equipment acquisitions were incurred during the period ended March 31, 2001 and $77,039 from inception through March 31, 2001.


       The accompanying notes are an integral part of these statements.
                                      5

                       Almost Country Productions, Inc.
                        (A Development Stage Company)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     For the period September 1, 2000 (inception) through March 31, 2001


                                                                                   Deficit
                                                                                   accumulated
                                              Additional  Stock         Receivable during the
                           Common stock       paid-in     subscriptions from       development
                          Shares   Amount     capital     receivable    officers   stage       Total
                        ---------- ---------- ----------- ------------- ---------- ----------- -----------
Balance at September 1,
 2000 (inception)               -  $       -  $        -  $          -  $       -  $        -  $        -

Issuance of common
 stock                  10,000,000    10,000   2,495,500    (2,505,500)         -           -           -

Payments received on
 common stock
 subscriptions                  -          -     (33,600)      775,000          -           -     741,400

Recapitalization        11,121,100    11,121     (74,909)            -          -      63,788           -


Advances to officers            -          -           -             -    (29,600)          -     (29,600)


Net loss for the period         -          -           -             -          -    (612,885)   (612,885)
                        ---------- ---------- ----------- ------------- ---------- ----------- -----------
Balance at
 March 31, 2001         21,121,100 $  21,121  $2,386,991  $ (1,730,500) $ (29,600) $ (549,097) $   98,915
                        ========== ========== =========== ============= ========== =========== ===========










         The accompanying notes are an integral part of this statement.



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

                                    ALMOST COUNTRY PRODUCTIONS, INC.

                                /s/ Thomas Wright
Date: June 29, 2001          By______________________________________
                                Thomas Wright
                                President, Chief Executive Officer and
                                Director