Form 10QSB
period 2001-06-30
ALMOST COUNTRY PRODUCTIONS INC
filed 2001-08-13
CIK 1034764

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the Quarterly period ended June 30, 2001

                      Commission File Number: 000-28339

                       ALMOST COUNTRY PRODUCTIONS, INC.
            (Exact name of registrant as specified in its charter)

              NEVADA                                  84-1398342
        (State of Incorporation)                   (IRS Employer
                                                    Identification No.)

         170 South Main Street, Suite 1050 Salt Lake City, Utah 84101
                   (Address of principal executive offices)

             7050 Union Park Center, Suite 600, Midvale, UT 84047
               (Former address of principal executive offices)

                                (801) 536-5000
             (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             ( x ) Yes   (   ) No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding as of August 8, 2001
           Common Stock                            21,121,100 shares

                        PART 1- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ALMOST COUNTRY PRODUCTIONS, INC.
                        (A Development Stage Company)

                        UNAUDITED FINANCIAL STATEMENTS

                                June 30, 2001

                                   CONTENTS

     Unaudited Consolidated Condensed Balance Sheets, June 30,
     2001 and September 30, 2000                                         2

     Unaudited Consolidated Condensed Statements of Operations,
     for the three months ended June 30, 2001 and June 30, 2000          3

     Unaudited Consolidated Condensed Statements of Operations,
     for the nine months ended June 30, 2001 and June 30, 2000
     and from inception on September 1, 2001 through June 30, 2001       4

     Unaudited Consolidated Condensed Statement of Stockholders'
     Equity for the period from inception on September 1, 2000
     through September 30, 2000, and for the nine months
     ended June 30, 2001                                                 5

     Unaudited Consolidated Condensed Statements of Cash Flows,
     for the nine months ended June 30, 2001 and June 30, 2000,
     and from inception on September 1, 2000  through June 30, 2001      6

     Notes to Unaudited Consolidated Condensed Financial Statements      7

                       Almost Country Productions, Inc.
                        (A Development Stage Company)

               UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS
                                               June 30,      September 30,
                                               2001          2000
                                               ------------- --------------
CURRENT ASSETS
  Cash                                         $     22,994  $         635
  Accounts receivable, no allowance
     deemed necessary                                33,843              -
                                               ------------- --------------

       Total current assets                          56,837            635

PROPERTY AND Equipment, at cost, net                122,071         34,328

OTHER ASSETS                                         19,422          9,231
                                               ------------- --------------

                                               $    198,330  $      44,194
                                               ============= ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Trade accounts payable                       $     81,328  $      26,159
  Accrued liabilities                                10,230              -
  Current maturities of capital leases               24,183          6,360
                                               ------------- --------------

       Total current liabilities                    115,741         32,519

LONG-TERM LIABILITIES
  Capital lease obligations, less
   current maturities                                35,690         15,996

COMMITMENTS AND CONTINGENCIES                             -              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value; 50,000,000
    shares authorized, 21,121,100 and
    10,000,000 shares issued and
    outstanding at June 30, 2001 and
    September 30, 2000, respectively                 21,121         10,000
  Additional paid-in capital                      2,375,441      2,495,500
  Stock subscriptions receivable                 (1,430,500)    (2,455,500)
  Receivables from officers                         (23,600)             -
  Deficit accumulated during the development
    stage                                          (895,563)       (54,321)
                                               ------------- --------------

       Total stockholders' equity (deficit)          46,899         (4,321)
                                               ------------- --------------

                                               $    198,330  $      44,194
                                               ============= ==============


The accompanying notes are an integral part of these statements.

                       Almost Country Productions, Inc.
                        (A Development Stage Company)

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                Three months ended
                                                     June 30,
                                             -------------------------
                                                2001          2000
                                             ------------ ------------
                                                             (Note E)
Revenue                                      $    55,902  $         -
                                             ------------ ------------
Operating expenses
  Salaries and employee benefits                 217,234            -
  Marketing                                       24,195            -
  Technology development and website design       20,788            -
  Other                                           47,126            -
  Photography services                            27,589            -
  Consulting services                             25,500            -
  Rent                                            13,848            -
  Depreciation and amortization                   11,315            -
  Travel                                          12,621            -
                                             ------------ ------------

                                                (400,216)           -
                                             ------------ ------------

        Operating loss                          (344,314)           -

Other expense - interest                           2,152            -
                                             ------------ ------------

        Loss before income taxes                (346,466)           -

Income taxes                                           -            -
                                             ------------ ------------

        NET LOSS                             $  (346,466) $         -
                                             ============ ============

Loss per common share
   Basic                                     $     (0.02) $         -
   Diluted                                         (0.02)           -

Weighted-average common and dilutive common
 equivalent shares outstanding
   Basic                                      21,121,100            -
   Diluted                                    21,121,100            -




The accompanying notes are an integral part of these statements.

                       Almost Country Productions, Inc.
                        (A Development Stage Company)

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                               From
                                                               inception on
                                                               September 1,
                                                               2000
                                          Nine months ended    through
                                              June 30,         June 30,
                                       2001            2000    2001
                                   ------------- ------------- ------------
                                                     (Note E)
Revenue                            $    192,827  $          -  $   201,827
                                   ------------- ------------- ------------
Operating expenses
  Salaries and employee benefits        565,415             -      635,954
  Marketing                              73,934             -       78,934
  Technology development and
     website design                      54,930             -       55,930
  Other                                 136,450             -      118,208
  Photography services                   84,672             -       84,672
  Consulting services                    85,000             -       85,000
  Rent                                   32,312             -       36,929
  Depreciation and amortization          29,645             -       30,052
  Travel                                 29,442             -       29,442
                                   ------------- ------------- ------------

                                      1,091,800             -    1,155,121
                                   ------------- ------------- ------------

        Operating loss                 (898,973)            -     (953,294)

Other expense - interest                  6,057             -        6,057
                                   ------------- ------------- ------------

        Loss before income taxes       (905,030)            -     (959,351)

Income taxes                                  -             -            -
                                   ------------- ------------- ------------

        NET LOSS                   $   (905,030) $          -  $  (959,351)
                                   ============= ============= ============

Loss per common share
   Basic                           $      (0.04) $          -  $     (0.05)
   Diluted                                (0.04)            -        (0.05)

Weighted-average common and
 dilutive common equivalent
 shares outstanding
   Basic                             21,121,100             -   21,121,100
   Diluted                           21,121,100             -   21,121,100





The accompanying notes are an integral part of these statements.

                         Almost Country Productions, Inc.
                          (A Development Stage Company)

             UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     For the period September 1, 2000 (inception) through September 30, 2000 and for the nine months ended June 30, 2001

                                                                                     Deficit
                                                                                     accumulated
                                               Additional  Stock         Receivables during the
                            Common stock       paid-in     subscriptions from        development
                         Shares      Amount    capital     receivable    officers    stage       Total
                       ----------- ----------- ----------- ------------- ----------- ----------- -----------
Balance at September
1, 2000 (inception)             -  $        -  $        -  $          -  $        -  $        -  $        -

Issuance of
common stock           10,000,000      10,000   2,495,500    (2,505,500)          -           -           -

Payments received
on common stock
subscriptions                   -           -           -        50,000           -           -      50,000

Net loss for
the period                      -           -           -             -           -     (54,321)    (54,321)
                       ----------- ----------- ----------- ------------- ----------- ----------- -----------
Balance at
September 30, 2000     10,000,000      10,000   2,495,500    (2,455,500)          -     (54,321)     (4,321)

Recapitalization       11,121,100      11,121     (74,909)            -           -      63,788           -

Payments received
on common stock
subscriptions                   -           -     (45,150)    1,025,000           -           -     979,850

Advances to officers            -           -           -             -     (23,600)          -     (23,600)

Net loss for
the period                      -           -           -             -           -    (905,030)   (905,030)
                       ----------- ----------- ----------- ------------- ----------- ----------- -----------
Balance at
June 30, 2001          21,121,100  $   21,121  $2,375,441  $ (1,430,500) $  (23,600) $ (895,563) $   46,899
                       =========== =========== =========== ============= =========== =========== ===========




The accompanying notes are an integral part of this statement.



                     Almost Country Productions, Inc.
                      (A Development Stage Company)

        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          From
                                                                          inception on
                                                                          September 1,
                                                                          2000
                                                     Nine months ended    through
                                                         June 30,         June 30,
                                                  2001          2000      2001
                                              ------------- ------------- ------------
                                                             (Note E)
Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                  $   (905,030) $          -  $  (959,351)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                29,645             -       30,052
       Changes in assets and liabilities
         Accounts receivable                       (33,843)            -      (33,843)
         Other assets                              (10,191)            -      (19,422)
         Accrued liabilities                        10,230             -       10,230
         Trade accounts payable                     55,169             -       81,328
                                              ------------- ------------- ------------
         Total adjustments                          51,010             -       68,345
                                              ------------- ------------- ------------

         Net cash used in operating activities    (854,020)            -     (891,006)
                                              ------------- ------------- ------------

Net cash flows used in investing activities -
  Purchase of property and equipment               (65,134)            -      (75,084)
                                              ------------- ------------- ------------
Cash flows from financing activities
  Net payment received on common stock
   subscriptions                                   979,850             -    1,029,850
  Principal payments on capital
    lease obligations                              (14,737)            -      (17,166)
  Net change in receivables from officers          (23,600)            -      (23,600)
                                              ------------- ------------- ------------
         Net cash provided by financing
           activities                              941,513             -      989,084
                                              ------------- ------------- ------------

Net increase in cash                                22,359             -       22,994

Cash at beginning of period                            635             -            -
                                              ------------- ------------- ------------

Cash at end of period                         $     22,994  $          -  $    22,994
                                              ============= ============= ============

Supplemental disclosures of cash flow information
-------------------------------------------------
  Cash paid during the period for
     Interest                                 $      6,057  $          -  $     6,057
     Income taxes                                        -             -            -

Noncash investing and financing activities
------------------------------------------
    Capital lease obligations of $52,254 for equipment acquisitions were incurred during the nine months ended June 30, 2001 and $77,039 from inception through June
    30, 2001.



The accompanying notes are an integral part of these statements.

                 Almost Country Productions, Inc.
                  (A Development Stage Company)

  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The consolidated financial statements for the interim periods ended June 30, 2001 have been prepared in accordance with the accounting policies described in the Company's Form 10-KSB. In the opinion of management, all adjustments (which includes only normal recurring adjustments) necessary to present fairly the financial position, and results of operations and cash flows for the interim periods have been made.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. This report on Form 10-QSB for the three and nine months ended June 30, 2001 and 2000 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000. The results of operations for the three and nine months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending September 30, 2001.


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

                 Almost Country Productions, Inc.
                  (A Development Stage Company)

  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE E - RECAPITALIZATION

On March 15, 2001, the Company acquired Real Estate Federation, Inc., a Utah Corporation. The combination of Real Estate Federation, Inc. and Almost Country Productions, Inc. was recorded as a reverse acquisition of Almost Country Productions, Inc. with Almost Country Productions Inc., being the legal survivor and Real Estate Federation, Inc. being the accounting survivor. Real Estate Federation, Inc., was founded on September 1, 2000, therefore, no information is presented for the comparative three month and nine periods ended June 30, 2000. After the reverse acquisition there are 21,121,100 shares of common stock outstanding with approximately 97 percent of those shares being held by former stockholders of Real Estate Federation, Inc.


NOTE F - CONTINGENCIES

The Company has employment agreements with certain officers of the Company. Salaries covered by these agreements total $400,000 annually over the next three years. The agreements also include total bonuses of $550,000 in the first year increasing to $750,000 annually and stock option clauses upon meeting specified business objectives and time requirements.

The Company entered into subscription agreements totaling $2,505,500 of which $1,075,000 was received during the period September 1, 2000 (inception) through June 30, 2001, resulting in net cash to the Company of $1,029,850. The original agreement, representing $2,500,000 of the total, was receivable by the Company based on the following schedule:


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

                 Almost Country Productions, Inc.
                  (A Development Stage Company)

  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE G - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking  Information

     This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.
To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of the products and services of REF; (iii) volatility of the stock market, particularly within the technology sector; and
(iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Plan of Operation

     The Company plans to target the top 500 real estate brokerage firms in the United States, and to actively undertake efforts to sell the Company's products and services to such firms, as a means of attempting to secure a large share of the market in selected real estate markets in the United States. Over the next several months, the Company will focus its business on 7 key markets - Rochester and Syracuse, New York, Seattle, Washington, Portland, Oregon, San Diego and outlying areas to the north; Utah and Boise, Idaho. The Company will undertake active efforts to enter into contracts with the larger real estate brokers in each of these market areas.

     The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance. The Company is a party to subscription agreements for the sale of its restricted common stock totaling $2,505,000. Through June 30, 2001, the Company has received $1,075,000 under the subscription agreements. The Company has received an additional $150,000 through August 9, 2001. The Company has used, and will continue to use, these funds to pay general and administrative expenses, and to develop its marketing plan, which includes participation in trade shows and direct marketing as well as traveling to meet one-on-one with real estate brokers. Although additional funding may be terminated at any time, the Company currently believes that funding will continue until the subscription agreement is completed. It is anticipated that these funds, if received, will cover the Company's working capital needs over the next twelve months.

     The Real Estate Federation originally developed technology to convert the traffic on brokers' web sites into leads. REF has recently built upon this original concept by adding lead qualification by customer service professionals to convert leads into actual clients. It is now expected that the Company will generate not only the original referral revenue projected but realize incremental lead generation revenue as well.

     This expanded approach, called Platinum membership, was introduced by REF to identify the immediate buyers from the pool of leads that REF's technology generates. For 12.5% of the buying-side commission, REF's internal customer service center qualifies and handles all leads generated. Those leads that are ready to meet with an agent are passed along to brokers immediately, and REF's customer service center follows up with them to ensure that the brokerage firm services them. The leads that are not ready to meet with an agent immediately, are stored and developed by the customer service center with periodic follow-up calls and e-mails to ensure that all leads are serviced. The Company believes that this plan is a cost effective way for brokerage firms to manage web leads and ensure that their agents get only buyers prepared to move forward with a purchase, instead of having to qualify all the leads they get.

     Platinum membership is now sold almost exclusively by REF. It is believed to be more profitable for brokers because they receive more qualified leads and are able to refer them to agents with 25% referral fees. The net 12.5% they retain after compensating REF is generally more profitable per transaction than the recently reported $150 per transaction that most brokers experience.

     The Company will continue to develop and implement new methods of introducing its products and services to the real estate industry. In March, 2001, the Company hired a vice president of sales with 30 years experience in the real estate industry, to direct the national sales program.

General

     The following discussion and analysis should be read in conjunction with the information set forth in the consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB.

     On March 15, 2001, Almost Country Productions, Inc. (the "Company") completed a Stock Purchase Agreement between the Company and the shareholders of Real Estate Federation, Inc. ("REF"), a Utah corporation, under the terms of which the Company acquired all of the issued and outstanding shares of REF, in exchange for the issuance of a total of 20,500,000 shares to REF
shareholders, in a "reverse acquisition."   As a result of  the reverse
acquisition, the Company has a total of 21,121,100 shares of common stock issued and outstanding. This transaction resulted in the REF shareholders in the aggregate owning approximately 97% of all of the issued and outstanding shares of stock of the Company, giving them voting control of the

Company. As a result of this transaction, the Company became the surviving legal entity, and REF became the acquiror for accounting purposes.
Therefore, the financial statements presented herein represent the operations of REF from inception on September 1, 2000. Consequently, because REF has been treated as the "survivor" for accounting purposes, no information regarding the Company is presented for the comparative three month and nine month periods ended June 30, 2001.

     It is anticipated that the name of the Company will be changed to "X Variant, Inc.," at the next meeting of the Company's shareholders, scheduled for August 13, 2001. The Company had previously considered changing its name to "Real Estate Federation, Inc.," but it was subsequently concluded that the name "X Variant, Inc." would be more appropriate as the Company name, as the Company considers expanding its technology and product line to other industries beyond the real estate industry.

     The Company conducts its business through REF, a development stage company which was formed to develop, market and manage an Internet based referral system for the residential real estate industry. REF is a start-up operation, and has incurred substantial expenses in developing its business plan. To date, REF has not generated any significant revenue from operations.
 REF has developed the technology and internet search engines that unifies the listings of independent real estate brokerage firms, enabling a prospective buyer to view listings from many brokerage firms, but all on the web site of a brokerage firm offering the information. Over the past few months, REF has entered into contracts to provide its services to approximately 41 real estate brokerage firms in twenty states. These brokerage firms have populated the REF system with thousands of listings. The number of brokerage firms using the REF system is growing each month as brokerage firms become aware of REF's products and services.

     REF also owns 100% of X Variant, Inc., a internet service company that provides web design, web development, and supporting web services to clients
and prospective customers of REF.   As of the quarter ended June 30, 2001, X
Variant has generated all of the revenue reflected in the Company's consolidated financial statements from inception, of $201,827.
REF has begun to generate some modest revenue beginning in July, 2001.

Results of Operation

     Revenues
     --------

     The Company has generated a total of $55,902 in revenue for the three months ended June 30, 2001; a total of $192,827 in revenue for the nine months ended June 30, 2001, and a total of $201,827 in revenue since inception (September 1, 2001). All of such revenues are primarily from the operations of X Variant, Inc., the wholly-owned subsidiary of REF.

     Operating Expenses
     ------------------

     The Company incurred total operating expenses or $400,216 for the three months ended June 30, 2001; total operating expenses of $1,091,800 for the nine months ended June 30, 2001; and total operating expenses of $1,155,121, for the period from inception through June 30, 2001.

     The Company's largest expense since inception has been for salaries and employee benefits, which was in the amount of $217,234 for the three months ended June 30, 2001; $565,415 for the six months ended June 30, 2001; and a total of $635,827 from inception through June 30, 2001. Salaries and employee benefits have constituted approximately 55% of total expenses from inception through June 30, 2001, and approximately 54% and 52% , respectively, for the three month period and nine month period ended June 30, 2001.

     During the three month and nine month periods ended June 30, 2001, the Company expended a total of $20,788 and $54,930, respectively, for technology development and website design, which is expected to decrease somewhat over the next year.

     The Company also anticipates that marketing expenses, which were $24,195 and $73,934, respectively, for the three month period and nine month period ended June 30, 2001, and $78,934, for the period from inception through June 30, 2001, may be reduced somewhat over the next few months.

     Net Losses
     ----------

     The Company had a net loss in the amount of $346,466 for the three months ended June 30, 2001; a net loss of $905,030 for the nine months ended June 30, 2001; and a net loss of $959,351 for the period from inception through June 30, 2001.

     Due to limited cash flow from operations, the Company has attempted to scale back expenses over the past several weeks, and estimates that it has a current expense rate of between $110,000 and $120,000 per month.

Liquidity and Capital Resources


      At June 30, 2001, the Company had cash of $22,994, total current assets of $56,837, current liabilities of $115,741, and total stockholders' equity of $46,899. Since inception, the Company has experienced negative cash flow from operations, has an accumulated deficit from inception of $895,563, and expects to continue to experience negative cash flow at least until the middle of the fiscal year ending September 30, 2002.

     The Company estimates that its monthly expenses over the next several months will be between approximately $110,000 and $120,000 per month. While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent, REF begins to generate income from operations, the Company will continue to have the need for substantial infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments under subscription agreements, and anticipates
that such payments will continue over the next several months.   Since June
30, 2001, the Company has received a total of $150,000 in payments under subscription agreements, and anticipates that payments will continue over the next several months, at a minimum of $100,000 per month. However, the investors under the subscription agreements have the right to suspend payments under the subscription agreements in the event the Company does not achieve certain minimum monthly net revenues after March 31, 2001. To date, the Company has not met such minimum monthly revenues. Therefore, future payments under the subscription agreements may depend, to some extent, on results of operations, and there can be no assurance that the Company will continue to receive payments if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments under the subscription agreements were to terminate, for any reason, the Company would be in immediate need of another source of capital. There can be no assurance that, in such event, the Company will be able to locate a source of capital, or on terms acceptable to the Company.

                    PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

      On March 15, 2001, the Company filed a Current Report on Form 8-K describing the acquisition of REF, a Utah corporation. On June 1, 2001, the Company filed an amendment to the Current Report on Form 8-K, which included the required financial statements and pro forma financial information specified in Rule 3-05(b) of Regulation S-X and Rule 11 of Regulation S-X. In the amendment, the Registrant also provided additional information concerning the transaction.

     On July 5, 2001, the Company filed a Current Report on Form 8-K in which the Company reported the termination of its accountants, Pritchett, Siler & Hardy ("PS&H"), and the engagement of Grant Thornton LLP, as the Company's auditor for the year ending September 30, 2001. The firm of PS&H served as the Company's auditors for the fiscal year ended September 30, 2000.

     There were no other reports on Form 8-K filed during the quarter ended June 30, 2001.

                            SIGNATURES

      In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALMOST COUNTRY PRODUCTIONS, INC.



Date:  August 10, 2001    /s/ Thomas E. Wright
                          __________________________________________________
                          Thomas E. Wright
                          President, Chief Executive Officer and Director



Date:  August 10, 2001    /s/ Carter L. Knapp
                          __________________________________________________
                          Carter L. Knapp
                          Chief Accounting and Financial Officer