Form 10KSB
period 2001-09-30
XVARIANT INC
filed 2002-01-15
CIK 1034764

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

           For the fiscal year ended September 30, 2001

                Commission File Number: 000-28339

                          XVARIANT, INC.
       ---------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

              Nevada                                84-1398342
 ------------------------------                   --------------------
(State or other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

      70 South Main Street #1050, Salt Lake City, Utah 84101
   ------------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code:  (801) 536-5000

  Securities Registered Under Section 12(b) of the Exchange Act:
                              None.

   Securities Registered Pursuant to Section 12(g) of the Act:
                  Common Stock, Par Value $0.001

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]     No [  ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year.  $266,136.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 11, 2002, was $5,013,236.

     As of January 10, 2002, the Registrant had outstanding 16,271,100 shares of its common stock.

     Documents Incorporated by Reference: Portions of the issuer's definitive proxy statement to be issued in connection with issuer's annual stockholders' meeting which the Registrant currently plans to hold on or about February 28, 2002.

     Transitional Small Business Disclosure Format: Yes [   ] No [ X ]


                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                           Page No.

Item 1.  Description of Business.....................................1
Item 2.  Description of Property.....................................6
Item 3.  Legal Proceedings...........................................6
Item 4.  Submission or Matters to a Vote of Security Holders.........6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....7
Item 6.  Management's Discussion and Analysis or Plan of Operation...9
Item 7.  Financial Statements........................................13
Item 8.  Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure........................13

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act..13
Item 10. Executive Compensation......................................14
Item 11. Security Ownership of Certain Beneficial Owners
         and Management..............................................14
Item 12. Certain Relationships and Related Transactions..............14
Item 13. Exhibits and Reports on Form 8-K............................14
Signature............................................................15

The information contained in this Form 10-KSB for the fiscal year ended September 30, 2001, is as of the latest practicable date except for financial information which relates to the fiscal year.

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

      Xvariant, Inc. (the "Company") was organized on October 24, 1996, under the laws of the State of Nevada, as Almost Country Productions, Inc., for the purpose of producing and marketing music. In approximately March 1997 the Company sold 100,000 shares of its common stock at $.30 per share in an offering pursuant to Rule 504 and Section 3(b) of the Securities Act of 1933. The Company realized net proceeds of approximately $25,000. Shortly thereafter the Company invested its funds in the production and then the promotion of a compact disc and audiotape entitled "Wildest Dream" and performed by Pamela Lind. Pamela Lind is the stage name for the Company's former President, Pamela Lindquist. In November, 2000 the Company discontinued its music production business and actively sought new business opportunities. The Company changed its name to Xvariant, Inc. in August, 2001.

      On March 15, 2001, the Company completed the acquisition of Real Estate Federation, Inc. ("REF"), pursuant to Stock Purchase Agreement (the "Agreement") between the Company and the shareholders of REF, dated as of March 15, 2001.

General

      The Company acquired REF as a wholly owned subsidiary by issuing 20,500,000 shares of the Company's authorized common stock, 20,000,000 of which were issued to the shareholders of REF in exchange for their interests in REF and 500,000 of which were issued as a commission to one of the Company's shareholders. The newly issued shares aggregated approximately 97% of the then issued and outstanding shares of the Company, and resulted in a change in control of the Company. At the closing of the acquisition, REF had no liabilities other than ordinary overhead expenditures, a real estate lease obligation, employment agreements with the three founders of REF, and a consulting agreement with another shareholder of REF. REF had no significant assets other than its intellectual property, copyrights, and computers used to deliver its service. It did, however, have a subscription agreement with one of its shareholders to provide up to $2,500,000 in capital funding over the next one year period. To date, approximately $1,395,000 has been received and utilized to pursue REF business operations. The foregoing summary of the transaction is qualified in its entirely by reference to the Agreement, a copy of which is listed as an exhibit to this report.

Business of REF

     REF, a development stage company, was formed in August, 2000, to develop, market and manage an Internet based referral system for the residential real estate industry. REF is a start-up operation, and has incurred substantial expenses undertaking its business model and implementing its marketing plan to date. It has generated only nominal revenue to date. A major change brought about by technology in the practice of real estate sales is access by consumers to real estate related information. The REF technology allows home buyers and sellers to review property listings that interest them through the Internet instead of relying on multiple listing services' printed materials that were previously only available to agents. The Internet listings generally appear only on each individual real estate company's web sites or on the site of an aggregator of real estate listings. A potential buyer or seller must peruse all of the major companies' sites to locate a majority of the available product. A real estate brokerage company may spend a significant amount of marketing resources to drive people to its Internet site only to have the prospect visit the site and quickly move on leaving no trace of the prospect. Additionally, a prospect may visit the site of an aggregator and see a listing by a company, but have no direct contact with the real estate agent who has helped the prospect get to that point. The sales agent then finds that the prospect gravitates only to the listing agent with no referral fee or other compensation for the agent originally involved with the project.

      REF has developed the technology and Internet search engines that allow a real estate company to overcome the shortfalls of existing technology and still take advantage of the public's desire to have ready access to information. The REF referral system unifies the listings of independent brokerage firms enabling prospective buyers to view listings from many brokerage firms, but all on the web site of the brokerage company offering the information to REF. The integrity of each brokerage's listings is maintained in the system and the progress of each home buyer is monitored as he goes through the selection and closing process. If a prospect initially contacts the web site of a real estate brokerage that is a customer of the Company, the prospect's initial information (name, address, contact numbers, desired price range, etc.) is identified with the brokerage company ("Initiating Broker") that initially drew the prospect to the Internet and records all the properties viewed. If the prospect follows through with a housing purchase with any other Broker who is also a customer of REF, the Initiating Broker generates a referral fee paid by the ultimate selling broker. The referral fee system is currently a standard in the industry, but the REF system was designed to allow the referral to be automatically tracked from the initial contact through the closing of a sales transaction with all parties aware of the obligation at all times in the process.

      In addition, and probably more important to the real estate brokerage companies, the REF system is designed to capture data about the prospect and store it for follow up by the company's agents. Management believes the existence of qualified leads means more contact with interested and qualified buyers for the agents, which in turn generates more sales commissions. Both the agents and the brokerage company benefit from this collection of information. In practice, the first brokerage company to utilize the REF system experienced a significant increase in the number of qualified leads generated.

      Both the collection of information for lead generation and the tracking of referral fees, allow a brokerage company to allocate marketing resources to drive people to their site secure in the knowledge that a visit by a serious buyer will result in valuable information being captured. Prior to the introduction of the REF referral system a prospective buyer had either to visit each brokerage firm's custom site or visit the public side of the Multiple Listing Service, which only exists in the larger markets. The REF system allows the real estate company that drives traffic to the selling broker to secure a referral fee which is not available in the case of driving traffic to the Multiple Listing Service. In addition, the REF system allows its broker customers to increase the effectiveness of the leads generated by visits to their web sites through capturing valuable information about the prospective buyer allowing the agents to follow up on leads the member would not otherwise be aware of.

      To date REF has marketed its services to the real estate industry primarily through personal contact with larger brokerage companies. In November, 2000, and 2001, REF attended the National Association of Realtors convention as an exhibitor. The service introduction has been well received and resulted in numerous contacts with real estate brokerages with which REF has been actively attempting to enter into service agreements. In addition, marketing literature has been selectively mailed to the largest brokerage companies throughout the United States. Combined these sales efforts have resulted in fifty-five real estate brokerages in nineteen different states actually signing contracts to receive REF services. Thirty-five of these client brokerages currently have their listings in the REF system and REF is currently in the process of loading data from the other twenty customers in its data base for delivery to the public via the Internet at its customers' web sites.

      REF initially intended to generate revenue by receiving a percentage of referral fees generated by the REF system. It is entitled to 25% of the referral fees that result from sales of real estate listed by one REF customer and sold by another REF customer when the buyer or seller used the REF system during the sales process. This means that there must be more than one brokerage in an area using the REF system to actually generate revenue for REF. To date there is only one geographic area that actually has more than one brokerage actively using REF's service, which is in Utah, and which has generated any referral fee revenue. Because the referral fee model generated only limited revenue during the initial year of operations, the Company determined to expand its offering to include a customer service division that contacts each of the leads captured by potential home buyers accessing REF members' Internet sites and qualifies the leads by determining the customers' present intent and ability to consummate a real estate purchase relatively quickly. If the customer is an immediate buyer the lead is passed on to the brokerage company generating the interest and ultimately to an agent who then knows he has a qualified prospect that is ready to buy. REF has commenced, since the end of the 2001 fiscal year, charging its customers a fee for its qualification service in addition to receiving referral fees. Due primarily to the fact that the customers are wide spread geographically, the referral fees the Company has received are limited. The Company to date has sold 11 of its 55 brokerage customers its customer service offering which includes the monthly service fee. The customer service fees of the eleven customers aggregates approximately $7,000 per month.

      The Company also provides web design, web development, and supporting web services to clients of REF and prospective customers of REF and generates additional income for the services it provides.

Proprietary Protection

      The Company has developed certain Internet search engine technology it believes gives the Company a competitive advantage in servicing its customers. The Company has filed preliminary patent applications, but has not completed the application process due to financial constraints. It must complete the process before February 28, 2002, or lose its ability to patent its unique ideas and technology. The Company is unsure of its financial ability to complete the patent process.

      The Company protects its trade secrets through use of confidentiality agreements with its employees and customers.

Major Customers

      Although the Company has only received limited revenue since inception, approximately 97% of such revenue has been from a single customer, which was the first customer to generate any revenue for the Company. As more customers are secured the percentage received from that customer is expected to be reduced significantly.

Competition

      The Company is not aware of other competitors that provide the same service to the real estate industry as the Company. However, there are many companies that provide general Internet delivered services to the real estate industry. Many of such services include portions of the services the Company provides and are perceived by potential customers as being competitive. Companies providing such services may have greater financial resources than the Company.

Employees

      The Company currently employs nine people at the Company's executive offices and one sales representative in Pennsylvania. It also has a commission only sales representative in New York.

Employment Agreements

      REF entered into employment agreements with its founders, Messrs., Wright, Knapp and Craig which provided for significant benefits, all of which were paid throughout the 2001 fiscal year.

      Because the Company failed to achieve its originally projected operating results, the Company determined to restructure the business in order to continue operations. In connection with the restructuring, and pursuant to Separation Agreements (the "Separation Agreements"), dated October 12, 2001, described below, Messrs. Wright, Knapp and Craig resigned.

      On or about October 12, 2001, Messrs. Craig and Knapp each entered into Separation Agreements with the Company and REF under the terms of which they terminated their employment effective as of October 1, 2001, and surrendered all Company stock owned by them for cancellation, which was 4,950,000 shares and 550,000 shares, respectively. Craig and Knapp each received 100,000 shares of common stock, which are subject to non-sales restrictions for a period of three years. The Company has paid to Craig and Knapp the sums of $12,500 and $17,500 respectively, in full and complete satisfaction of all amounts owed to them for salary, vacation, expense reimbursement and any other amounts related in any way to their employment with the REF.

      In connection with his Separation Agreement, Mr. Wright terminated his employment as of October 1, 2001, with REF. REF has agreed to engage Mr. Wright as an independent consultant to provide sales, marketing and customer liaison services. The consulting services agreement is a month-to-month arrangement with either party being able to terminate the arrangement upon 30 days prior written notice. REF will pay Mr. Wright the sum of $10,000 per month for his consulting services, and will reimburse Mr. Wright for certain costs related to the Company's business activities. During the time Mr. Wright is a consultant to the Company, he will also be entitled to monthly bonuses of $500 for each $5,000 of gross monthly revenue in excess of $50,000 generated by REF. Total compensation shall not exceed $20,000 per month. The Company has agreed to pay Mr. Wright the sum of $12,500 as full and complete satisfaction of all amounts owed to him for salary, vacation, termination benefits, expense reimbursement and any other amounts related in any way to his earlier employment with REF, which has not been paid to date.

      If the Company determines that it is not in the best interests of the Company to continue to fund the operational expenditures of REF with investment capital, Mr. Wright will surrender all stock of the Company owned by him, which is 4,400,000 shares. Upon cancellation of said shares, the Company shall issue to Mr. Wright, 100,000 shares of common stock, which will be subject to standard restrictions on transfer under applicable securities laws.

      In connection with the Separation Agreements, the Company has also paid Messrs. Craig, Knapp and Wright $3,500 each as a reimbursement for their attorneys' fees incurred in negotiating the Separation Agreement.

      In October, 2001, as a condition of the Separation Agreement with Mr. Craig, the Company transferred to Mr. Craig all of the issued and outstanding shares of Xvariant, Inc., a Utah corporation, which was a wholly-owned subsidiary of REF. Mr. Craig has agreed to change the name of said corporation so that it will not conflict with the name of the Company. The Utah corporation performed certain software services for real estate and other companies. During the time it was a REF subsidiary, its revenues were not sufficient to cover its expenses and it provided no benefit to REF. The Company did not consider Xvariant, Inc., the Utah corporation, as being a significant aspect of the Company's business.

Consulting Agreement

      In September, 2000, Applied Technology Consultants, Inc., ("ATC") a Nevada Corporation, entered into a consulting agreement with REF under the terms of which it is to be paid $5,000 per month for a term of three years ending on August 31, 2003. ATC is a shareholder in the Company. In addition, ATC entered into an agreement under the terms of which it is entitled to a finder's fee for locating investment capital funding for the operations of REF. The finder's fee is to be a percentage of the investment proceeds actually received by REF and is to be paid as such funds are received. The finder's fee percentage is 5% of the first million dollars received, 4% of the next million dollars received and 3% of any additional funds received. To date, ATC has received $33,600 in finder's fees and $20,000 in consulting fees. At September 30, 2001, the Company owed ATC $36,500 of which $35,000 was for consulting services. Mr. Reed L. Benson, who is an officer and director of the Company is also an officer and director of ATC and derives income from ATC.

Government Regulation

      The Company's business activities are subject only to general governmental regulations.

                 ITEM 2.  DESCRIPTION OF PROPERTY

      The executive offices of the Company are located at 170 South Main Street, Suite 1050, Salt Lake City, Utah 84101. REF entered into a lease beginning in September, 2000, for a five year term. The lease covers approximately 2,700 square feet of office space at a rate of $4,616 per month. The Company has no other properties.

                    ITEM 3.  LEGAL PROCEEDINGS

      There are no legal proceedings pending against the Company, and, to the best knowledge of the Company, no litigation has been threatened.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fiscal year ended September 30, 2001, the Company solicited proxies from security holders to change the name of the Company, to elect directors of the Company and approve the Company's auditors. The Company held its annual meeting on August 13, 2001 at 170 South Main Street, Salt Lake City, Utah. The following were elected directors of the Company to serve for the next fiscal year with following votes cast:

                              Votes in favor   Against  Abstained
      Thomas Wright               17,500,000      0         0
      Rick Craig                  17,500,000      0         0
      Carter Knapp                17,500,000      0         0

      However, all directors have now resigned pursuant to their Separation Agreements described herein above.

      In addition the security holders approved an amendment to the Articles of Incorporation of the Company changing the Company's name to Xvariant, Inc. from Almost Country Productions, Inc. The amendment was approved by the affirmative vote of shareholders holding 17,500,000 shares with no negative votes cast and no votes abstaining. The selection of Grant Thornton LLP was also approved as the Company auditors for fiscal year 2001.

                             PART II

              ITEM 5.  MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS

      The Company's common stock is currently traded in the over-the counter market on the NASD's Electronic Bulletin Board under the symbol "XVNT". The Company's stock began trading on November 20, 2000. The following table sets forth, for the respective periods indicated, the high and low bid quotations, as adjusted for stock splits of the Company's common stock, as reported by the National Quotation Bureau, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Calendar Quarters                      High Bid        Low Bid
-----------------                      --------        -------

Fiscal 2001

Quarter ended December 31, 2000        $ 0.625         $0.625
Quarter ended March 31, 2001              3.25            .25
Quarter ended June 30, 2001               3.25           2.75
Quarter ended September 30, 2001          3.50           2.75

Fiscal 2002

Quarter ended December 31, 2001        $  3.30            .66

      As of December 31, 2001, the Company had 16,271,100 shares of its common stock issued and outstanding, and there were approximately 71 shareholders of record.

Payment of Dividends

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

Recent Sales of Unregistered Securities

      The following sets forth all securities issued by the Company within the past fiscal year without registration under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances nor were any commissions paid in connection therewith. However, the Company did pay finders fees in the form of cash or stock in connection with certain securities issuances.

      The issuance of qualified options is required to be based on market value. Accordingly, the exercise price is set based on the market price of the Company's common stock on the date of grant, even though the options convert into restricted stock.

      The Company believes that the following issuances of shares of common stock, notes, debentures and other securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof. Each security was issued subject to transfer restrictions. Each certificate for each security bears a restricted legend. Each investor made representations to the Company that it was accredited as that term is defined in Regulation D and that the security was acquired for investment purposes.

      In March, 2001, the Company acquired Real Estate Federation, Inc. ("REF") by issuing 20,000,000 shares of common stock to the shareholders of REF which then aggregated approximately 97% of the total issued and outstanding shares of stock of the Company.

      In connection with the acquisition of REF, the Company, also issued to Calico, Ltd., a foreign corporation which was a shareholder of REF, a total of 500,000 shares of common stock as a fee for services in effecting the acquisition. Calico, Ltd. holds a total of 5,700,000 shares of common stock of the Company.

      In October, 2001, the Company canceled 550,000 shares of stock held by Mr. Carter Knapp, a former director of the Company, and issued to him 100,000 shares, all pursuant to his Separation Agreement.

      Also, in October, 2001, the Company canceled 4,950,000 shares of stock held by Mr. Rick Craig, a former director of the Company and issued to him 100,000 shares, all pursuant to his Separation Agreement.

      In November, 2001, the Company issued 450,000 shares of restricted common stock to Bid Trac, Inc. in exchange for certain assets, including customer contracts and software that allows the Company to provide an additional on line service to its customers and six customer contracts subscribing to the service. In addition, the Company granted to Bid Trac warrants to purchase up to 600,000 shares of common stock at an exercise price of $2.00 per share. Provided, however, in the event gross revenue derived from the Bid Trac subscription fees is less than $200,000 for the twelve months following the acquisition, only 300,000 shares may be purchased and if gross revenue is less than $100,000 for that period then the warrant terminates and no shares may be purchased.

      In November, 2001, the Company granted stock options to Mr. Reed L. Benson, currently the President and sole director of the Company, to purchase up to 500,000 shares of stock at $1.09 per share pursuant to the Company's Stock Option Plan. The option price represents the fair market value of the Company's stock on the date of grant. The options vest one third upon grant, one third in one year from the date of grant, and one third in two years from the date of grant contingent upon Mr. Benson remaining an officer or director for such time.

      In addition, also in November, 2001, the Company granted options to an outside independent contractor to purchase 100,000 shares of stock at $1.09 per share, but all options are vested upon grant. The contractor provides accounting services to the Company and the options are in lieu of cash compensation.

        ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATION

Forward-Looking Information

      This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of the products and services of REF; (iii) volatility of the stock market, particularly within the technology sector; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

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

      The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance. The Company is a party to subscription agreements for the sale of its restricted common stock totaling $2,500,000. Through December 31, 2001, the Company has received approximately $1,395,000 under the subscription agreements, but the funding source is under no obligation to continue making capital investments in the Company. The Company has used, and will continue to use, these funds to pay general and administrative expenses, and to develop its marketing plan, which includes participation in trade shows and direct marketing as well as traveling to meet one-on-one with real estate brokers. Although additional funding may be terminated at any time, the Company currently believes that funding will continue until the subscription agreement is completed. It is anticipated that these funds, if received, will cover the Company's working capital needs over the next twelve months.

      REF originally developed technology designed to convert traffic on real estate brokerages' web sites into leads by capturing vital prospect information and delivering it to brokerages for follow up. It was the intent that the brokerages would make more use of their web sites because the REF services would result in additional revenue from referrals from other brokers as the listings on the subject brokers would be sold by brokers, who were also customers of REF, and the referral fee would be tracked by the REF system. REF was to share in the referral fees so generated. In practice, the referral fee model has not proved to be profitable for the brokers or for REF for two main reasons. The tracking of the closings following introduction to a listing and eventually a sale has not proven to be accurate and although sales resulted there has been very little verifiable referral fee income generated. The second reason that the referral model has not been profitable is that for the system to function as intended it is necessary to have at least two major brokerages as clients in every geographical area to generate cross referrals which result in referral fees. The sales efforts, although they have resulted in more than fifty brokerages throughout the country contracting with REF, there has not been a sufficient concentration in enough areas to validate the process and result in the desired revenue stream. As a result, although there has been a great deal of activity, it has resulted in insufficient revenue.

       However, what has proven to be most valuable in the REF system has been the ability of the technology and the Web presentation to capture valuable information concerning house buying prospects. REF has added customer service representatives who are charged with the responsibility of contacting all those people visiting a client web site and qualifying the prospect's present intent to engage in a real estate transaction. If the prospect is deemed to be an "imminent" prospect, the brokerage is contacted and given the "hot" lead to be presented to an agent for follow up. This service of qualifying prospect leads and presenting to REF member brokerages is currently the main service being sold by the company. However, because the customer service addition has increased overhead, the Company is charging its clients a monthly recurring service fee in addition to the referral fees that are generated from home sales. To date, there have been 11 of the Company's 55 brokerage clients that have engaged the Company to provide the lead qualification services.

       The Company has also made the determination that it must offer additional services to its customers and to prospective customers in order to attract a larger customer base. The Company has targeted several types of services for the real estate industry, which are deliverable over the Internet and that are complementary to its core services. In pursuing its plan of expanding its services the Company purchased certain software from Bid Trac, Inc., a Delaware corporation ("Bid Trac"), which assists real estate brokers and agents in facilitating the purchase and sale of properties by providing a site to post bids and offers on specific properties. Coincident with the acquisition of the software used to provide the Bid Trac service, the Company also acquired seven contracts with brokerage companies that are currently receiving the Bid Trac service and paying the Company a monthly fee. The fees from these seven customers aggregates approximately $10,000 per month. In addition, in sales presentations with these customers in the month since acquisition, one of the Bid Trac customers is going to utilize all of the services of the Company. Currently, all of the sales presentations made by the Company consist of the bundled services of the Bid Trac and REF services and it is contemplated that as access to other services is available, they will also be included in the bundle of services offered to Company customers.

General

      The following discussion and analysis should be read in conjunction with the information set forth in the consolidated financial statements and notes thereto included elsewhere in this Form 10-KSB.

      On March 15, 2001, Almost Country Productions, Inc. (the "Company") completed a Stock Purchase Agreement between the Company and the shareholders of Real Estate Federation, Inc. ("REF"), a Utah corporation, under the terms of which the Company acquired all of the issued and outstanding shares of REF, in exchange for the issuance of a total of 20,000,000 shares to REF shareholders, in a "reverse acquisition." The Company also issued 500,000 shares as a commission earned in finding and facilitating the acquisition. As a result of the reverse acquisition, the Company had a total of 21,121,100 shares of common stock issued and outstanding. This transaction resulted in the REF shareholders in the aggregate owning approximately 97% of all of the issued and outstanding shares of stock of the Company, giving them voting control of the Company. As a result of this transaction, the Company became the surviving legal entity, and REF became the acquirer for accounting purposes. Therefore, the financial statements presented herein represent the operations of REF from inception on September 1, 2000.

Results of Operation

      Revenues

      The Company has generated a total of $266,136 in revenue for the year ended September 30, 2001, and a total of $275,136 in revenue since inception (September 1, 2000).

      Operating Expenses

      The Company incurred total operating expenses of $1,556,864 for the year September 30, 2001, and total operating expenses of $1,620,185 for the period from inception through September 30, 2001.

      The Company's largest expense since inception has been for salaries and employee benefits, which was in the amount of $873,942 for the year ended September 30, 2001; and a total of $926,239 from inception through September 30, 2001. Salaries and employee benefits have constituted approximately 56% of total expenses for the year ended September 30, 2001, or approximately 57% since inception.

      During the year ended September 30, 2001, and since inception the Company expended a total of $62,772 and $63,772, respectively, for technology development and website design, which is expected to decrease somewhat over the next year.

      The Company also anticipates that marketing expenses, which were $81,548 and $86,548, respectively, for the year ended September 30, 2001 and since inception, may be reduced somewhat over the next few months.

      Net Losses

      The Company had a net loss in the amount of $1,298,410 for the year ended September 30, 2001; and a net loss of $1,352,731 for the period from inception through September 30, 2001.

      Due to limited cash flow from operations, the Company has attempted to scale back expenses over the past several months, and estimates that it has a current expense rate of between $70,000 and $80,000 per month.

Liquidity and Capital Resources

      At September 30, 2001, the Company had cash of $16,545, total current assets of $50,959, current liabilities of $254,078, and total stockholders' deficit of $107,881. Since inception, the Company has experienced negative cash flow from operations, and expects to continue to experience negative cash flow at least until the middle of the fiscal year ending September 30, 2002.

      The Company estimates that its monthly expenses over the next several months will be between approximately $70,000 and $80,000 per month. While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent, REF begins to generate income from operations, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments under subscription agreements, and anticipates that such payments will continue over the next several months. Since September 30, 2001 and through December 31, 2001, the Company has received a total of $150,000 in payments under subscription agreements, and anticipates that payments will continue over the next several months, at a minimum of $50,000 per month. However, the investors under the subscription agreements have the right to suspend payments under the subscription agreements. Therefore, future payments under the subscription agreements may depend, to some extent, on results of operations, and there can be no assurance that the Company will continue to receive payments if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments under the subscription agreements were to terminate, for any reason, the Company would be in immediate need of another source of capital. There can be no assurance that, in such event, the Company will be able to locate a source of capital, or on terms acceptable to the Company.

Risk Factors and Cautionary Statements

      This Annual Report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: the ability of the Company to maintain a sufficient customer base to have sufficient revenues to fund and maintain its operations, the ability of the Company to meet its cash and working capital needs, and to have sufficient revenues to continue operations.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143, and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Inflation

      During fiscal 2001, there was no material impact on the Company from inflation.

                  ITEM 7.  FINANCIAL STATEMENTS

      The financial statements required by this Item 7 are set forth in Item 13 of this Form 10-KSB. All information which has been omitted is either inapplicable or not required.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

      During the fiscal year, there have been no disagreements with accountants, but the Company changed it accountants to Grant Thornton LLP.

                             PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS, COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

      The information to be set forth under the captions "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" will be set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 28, 2002 (the "Proxy Statement"), are incorporated herein by reference.

                 ITEM 10.  EXECUTIVE COMPENSATION

      The information to be set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT

      Security ownership of certain beneficial owners and management to be set forth under the caption "Security Ownership of Directors, Nominees and Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information to be set forth under the caption "Transactions with Related Parties" in the Proxy Statement is incorporated herein by reference.

                             PART IV

           ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

Financial Statements

    Report of Independent Certified Public Accountants...................F-1

    Consolidated Balance Sheet as of September 30, 2001F-3

    Consolidated Statements of Operations for the year ended
    September 30, 2001, for the period September 1, 2000 (inception)
    through September 30, 2000 and cumulative from September 1, 2000
    (inception) through September 30, 2001...............................F-4

    Consolidated Statement of Stockholders' Deficit for the year ended September 30, 2001, for the period September 1, 2000
    (inception) through September 30, 2000 and cumulative from
    September 1, 2000 (inception) through September 30, 2001.............F-5

    Consolidated Statements of Cash Flows for the year ended
    September 30, 2001, for the period September 1, 2000
    (inception) through September 30, 2000 and cumulative from
    September 1, 2000 (inception) through September 30, 2001.............F-6

    Notes to Consolidated Financial Statements...........................F-8

Listing of Exhibits

     Exhibit No.

     10.1              Asset Purchase Agreement by and between
                       Xvariant, Inc. and Bid Trac, Inc.

     10.2              Common Stock Warrant

Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       XVARIANT, INC.


Date: January 15, 2002               By /s/ Reed L. Benson
                                       -----------------------------------
                                       President, Chief Executive Officer
                                       and Sole Director

                      REPORT OF INDEPENDENT
                   CERTIFIED PUBLIC ACCOUNTANTS



The Directors and Stockholders of
Xvariant, Inc.

We have audited the accompanying consolidated balance sheet of Xvariant, Inc. and Subsidiary (a development stage company) as of September 30, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended September 30, 2001, for the period September 1, 2000 (inception) through September 30, 2000 and cumulative from September 1, 2000 (inception) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xvariant, Inc. and Subsidiary as of September 30, 2001, and the consolidated results of their operations and their consolidated cash flows for the year ended September 30, 2001, for the period September 1, 2000 (inception) through September 30, 2000 and cumulative from September 1, 2000 (inception) through September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $1,352,731 from September 1, 2000 (inception) through September 30, 2001. In addition, the Company has limited operating capital with current liabilities exceeding current assets by $203,119 and has had limited revenue from inception through September 30, 2001. As discussed in Note B, realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note A, the Company has been in the development stage since its inception on
September 1, 2000.


     /s/Grant Thornton LLP


Salt Lake City, Utah
December 31, 2001

                  Xvariant, Inc. and Subsidiary
                  (A Development Stage Company)

                    CONSOLIDATED BALANCE SHEET

                        September 30, 2001

                              ASSETS


CURRENT ASSETS
  Cash                                                       $    16,545
  Accounts receivable, no allowance deemed necessary              25,714
  Prepaid expenses                                                 8,700
                                                             ------------

     Total current assets                                         50,959

PROPERTY AND Equipment, at cost, net (Notes D and F)             115,978

Other assets                                                       9,232
                                                             ------------

                                                             $   176,169
                                                             ============


              LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES

  Checks issued in excess of cash in bank                    $    24,144
  Trade accounts payable (Note I)                                158,740
  Accrued payroll                                                 10,230
  Lines of credit (Note E)                                        36,000
  Current maturities of long-term obligations (Note F)            24,964
                                                             ------------

     Total current liabilities                                   254,078

LONG-TERM LIABILITIES
  Long-term obligations, less current maturities (Note F)         29,972

COMMITMENTS AND CONTINGENCIES (Notes E, I, J and K)                    -


STOCKHOLDERS' DEFICIT (Notes J and K)
  Common stock, $0.001 par value; 50,000,000
    shares authorized, 21,121,000 issued and
    outstanding                                 $    21,121
  Additional paid-in capital                      2,439,229
  Stock subscriptions receivable                 (1,215,500)
  Deficit accumulated during the development
    stage                                        (1,352,731)
                                                ------------
      Total stockholders' deficit                               (107,881)
                                                             ------------

                                                             $   176,169
                                                             ============





  The accompanying notes are an integral part of this statement.


                        Xvariant, Inc. and Subsidiary
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Cumulative
                                                           For the period        from
                                                            September 1,     September 1,
                                                          2000 (inception) 2000 (inception)
                                            Year ended        through          through
                                            September 30,   September 30,    September 30,
                                                 2001           2000             2001
                                            -------------- --------------- ---------------
Revenue                                     $     266,136  $        9,000  $      275,136
                                            -------------- --------------- ---------------
Operating expenses
  Salaries                                        873,942          52,297         926,239
  Marketing                                        81,548           5,000          86,548
  Technology development and website design        62,772           1,000          63,772
  Other                                           123,917               -         123,917
  Photography services                            106,413               -         106,413
  Consulting services                             112,299               -         112,299
  Employee benefits                                53,551               -          53,551
  Rent                                             53,749           4,617          58,366
  Depreciation and amortization                    41,554             407          41,961
  Travel                                           47,119               -          47,119
                                            -------------- --------------- ---------------

     Total operating expenses                   1,556,864          63,321       1,620,185
                                            -------------- --------------- ---------------

Operating loss                                 (1,290,728)        (54,321)     (1,345,049)

Other expense - interest                            7,682               -           7,682
                                            -------------- --------------- ---------------

      Loss before income taxes                 (1,298,410)        (54,321)     (1,352,731)

Income taxes (Note G)                                   -               -               -
                                            -------------- --------------- ---------------

NET LOSS                                    $  (1,298,410) $      (54,321) $   (1,352,731)
                                            ============== =============== ===============

Loss per share - basic and diluted          $       (0.06) $        (0.00) $        (0.06)
                                            ============== =============== ===============
Weighted-average shares outstanding -
  basic and diluted                            21,121,000      21,121,000      21,121,000
                                            ============== =============== ===============


      The accompanying notes are an integral part of these statements.

                        Xvariant, Inc. and Subsidiary
                        (A Development Stage Company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

   For the period September 1, 2000 (inception) through September 30, 2000 and for the year ended September 30, 2001



                                                                                Deficit
                                                                                accumulated
                                                     Additional   Stock         during the
                                Common stock         paid-in      subscriptions development
                              Shares       Amount    capital      receivable    stage        Total
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 1, 2000
 (inception)                         -  $         -  $         -  $          -  $         -  $         -

Issuance of common stock
 (Note J)                   10,000,000       10,000    2,495,500    (2,505,500)           -            -

Payment received on common
 stock subscriptions                 -            -            -        50,000            -       50,000

Net loss for the period              -            -            -             -      (54,321)     (54,321)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2000         10,000,000       10,000    2,495,500    (2,455,500)     (54,321)      (4,321)

Recapitalization (Note C)   11,121,000       11,121      (11,121)            -            -            -

Payments received on common
 stock subscriptions                 -            -      (45,150)    1,240,000            -    1,194,850

Net loss for the year                -            -            -             -   (1,298,410)  (1,298,410)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
  September 30, 2001        21,121,000  $    21,121  $ 2,439,229  $ (1,215,500) $(1,352,731) $  (107,881)
                           ============ ============ ============ ============= ============ ============



         The accompanying notes are an integral part of this statement.

                                       F-5

                          Xvariant, Inc. and Subsidiary
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Cumulative
                                                                For the period   from
                                                                September 1,     September 1,
                                                                2000 (inception) 2000 (inception)
                                                Year ended      through          through
                                                September 30,   September 30,    September 30,
                                                2001            2000             2001
                                                --------------- ---------------- ---------------
Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                    $   (1,298,410) $       (54,321) $   (1,352,731)
    Adjustments to reconcile net loss to net
      cash used in operating activities
         Depreciation and amortization                  41,554              407          41,961
         Changes in assets and liabilities
           Accounts receivable                         (25,714)               -         (25,714)
           Prepaid expenses                             (8,700)               -          (8,700)
           Other assets                                      -           (9,232)         (9,232)
           Trade accounts payable                      132,581           26,159         158,740
           Accrued payroll                              10,230                -          10,230
                                                --------------- ---------------- ---------------

             Total adjustments                         149,951           17,334         167,285
                                                --------------- ---------------- ---------------
             Net cash used in
              operating activities                 (1,148,459)          (36,987)     (1,185,446)
                                                --------------- ---------------- ---------------
Net cash flows from investing activities   -
  Purchase of property and equipment                  (71,000)          (12,378)        (83,378)
                                                --------------- ---------------- ---------------


                                   (Continued)

                                       F-6

                          Xvariant, Inc. and Subsidiary
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                                                 Cumulative
                                                                For the period   from
                                                                September 1,     September 1,
                                                                2000 (inception) 2000 (inception)
                                                Year ended      through          through
                                                September 30,   September 30,    September 30,
                                                2001            2000             2001
                                                --------------- ---------------- ---------------
Cash flows from financing activities
  Net payment received on common
    stock subscriptions                              1,194,850           50,000       1,244,850
  Increase in checks issued in
    excess in cash in bank                              24,144                -          24,144
  Increase in lines of credit                           36,000                -          36,000
  Principal payments on capital lease
    obligations                                        (19,625)               -         (19,625)
                                                --------------- ---------------- ---------------
             Net cash provided by
              financing activities                   1,235,369           50,000       1,285,369
                                                --------------- ---------------- ---------------

             Net increase in cash                       15,910              635          16,545

Cash at beginning of period                                635                -               -
                                                --------------- ---------------- ---------------

Cash at end of period                           $       16,545  $           635  $       16,545
                                                =============== ================ ===============

Supplemental disclosures of cash flow information
--------------------------------------------------
  Cash paid during the period for
    Interest                                    $        7,682  $             -  $        7,682
    Income taxes                                             -                -               -

Noncash investing and financing activities
------------------------------------------
Capital lease obligations of $52,205 for equipment acquisitions were incurred during the year ended
September 30, 2001 ($22,356 for the period September 1, 2000 (inception) through September 30, 2000).


        The accompanying notes are an integral part of these statements.


                  Xvariant, Inc. and Subsidiary
                  (a Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the period September 1, 2000 (inception) through
   September 30, 2000 and for the year ended September 30, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Organization and business activity
    ----------------------------------

The Company is a Nevada corporation organized on October 24, 1996 under the name Almost Country Productions Inc. (ACPI). During the year ended September 30, 2001, ACPI changed its name to Xvariant, Inc. On March 15, 2001, the Company acquired Real Estate Federation, Inc. (REF) in a transaction recorded as a recapitalization of REF with the Company being the legal survivor and REF being the accounting survivor and the operating entity (Note C). This operating Company was established to provide a new technology for the real estate market that enhances the use of the Internet in the home-buying process. The technology allows potential homebuyers to search for real estate properties from all participating real estate brokers' listings. Xvariant, Inc. (a wholly-owned subsidiary organized in Utah) (Xvariant Utah) designs web sites for real estate brokers.

At September 30, 2001, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company had limited revenue from its planned principal operations.

2.  Principles of consolidation
    ---------------------------

The consolidated financial statements include the accounts of REF (the accounting survivor) and its wholly owned subsidiary Xvariant Utah. The outstanding shares of Xvariant Utah were contributed to the Company on September 1, 2000. At that time, Xvariant Utah had limited assets and liabilities. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  Use of estimates
    ----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting periods. Actual results could differ from those estimates.

4.  Revenue recognition
    -------------------

The Company recognizes revenue from real estate lead commissions as escrow is closed. Xvariant Utah recognizes revenue from services rendered as they are performed.

                  Xvariant, Inc. and Subsidiary
                  (a Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the period September 1, 2000 (inception) through
   September 30, 2000 and for the year ended September 30, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5.  Depreciation and amortization
    ------------------------------

Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases and leasehold improvements are amortized over the shorter of the lives of the respective leases or over the service lives of the asset. The straight-line method of depreciation is followed for financial reporting purposes. Accelerated methods of depreciation are used for tax purposes.

6.  Fair value of financial instruments
    -----------------------------------

The carrying value of the Company's cash, receivables, trade accounts payable and lines of credit approximate their fair values due to their short-term nature.

7.  Income taxes
    ------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

8.  Loss per share
    ---------------

Basic and diluted loss per share are calculated by dividing net loss by the weighted-average number of shares outstanding.

9.  Concentrations
    --------------

All of the accounts receivable as of September 30, 2001 and 97 percent of the revenue for the year ended September 30, 2001 originated with one customer.

10. Advertising costs
    ------------------

Advertising and marketing costs are expensed as incurred.

                  Xvariant, Inc. and Subsidiary
                  (a Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the period September 1, 2000 (inception) through
   September 30, 2000 and for the year ended September 30, 2001


NOTE B - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,352,731 from September 30, 2000 (inception) through September 30, 2001. Current liabilities exceed current assets by $203,119 at September 30, 2001. The Company is a development stage enterprise and has not generated significant revenue from operations from inception through September 30, 2001.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its current obligations on a continuing basis, to obtain financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company believes that with the capital to be provided by the subscription agreements (Note J) and with planned operations, it will be able to achieve profitable operations.


NOTE C - RECAPITALIZATION

On March 15, 2001, the Company (formerly Almost Country Productions, Inc.) acquired Real Estate Federation, Inc. The combination of Real Estate Federation, Inc. and the Company was recorded as a recapitalization of Real Estate Federation, Inc. with Almost Country Productions, Inc. being the legal survivor and Real Estate Federation, Inc. being the accounting survivor.

After the recapitalization, there were 21,121,100 shares of common stock outstanding with approximately 97 percent of those shares being held by former stockholders of Real Estate Federation, Inc.

                  Xvariant, Inc. and Subsidiary
                  (a Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the period September 1, 2000 (inception) through
   September 30, 2000 and for the year ended September 30, 2001


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment, at cost, and estimated useful lives are as follows:

                                           Amount        Years
                                        -----------    --------
              Furniture and fixtures    $   16,695         4
              Exhibit booth                 25,644         4
              Equipment                    115,193         3
                                        -----------
                                           157,532
              Less accumulated
               depreciation and
               amortization                 41,554
                                        -----------
                                        $  115,978
                                        ===========

Included in equipment is $74,561 of equipment under capital leases, with accumulated depreciation of $38,381 at September 30, 2001.


NOTE E - LINES OF CREDIT

The Company has two $250,000 uncollateralized lines of credit with two related party companies. The lines bear interest at 6 percent and mature in June 2002. The balances outstanding at September 30, 2001 were $30,000 and $6,000, respectively.

NOTE F - LONG-TERM OBLIGATIONS

The Company leases office space under long-term operating lease agreements and leases equipment under long-term capital lease agreements. Minimum rentals on capital leases have been capitalized at the cost of the leased equipment or the present value of the rentals at the inception of the leases and the obligation for such amounts recorded as liabilities. Amortization of the capitalized assets, which is included in depreciation and amortization expense, is computed on the straight-line basis over the life of the asset or the lease term, whichever is shorter, and interest expense is accrued on the basis of the outstanding lease obligations.

                  Xvariant, Inc. and Subsidiary
                  (a Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the period September 1, 2000 (inception) through
   September 30, 2000 and for the year ended September 30, 2001

NOTE F - LONG-TERM OBLIGATIONS - CONTINUED

Future minimum lease payments under capital and operating leases are as follows:


                                                  Capital      Operating
                                                  leases       leases
      Year ending December 31,                 ------------  -------------
              2002                             $    31,438   $    55,391
              2003                                  29,733        55,391
              2004                                   1,516        46,159
              Thereafter                                 -             -
                                               ------------  -------------
              Total minimum lease payments          62,687   $   156,941
                                                             =============
              Less amount representing interest      7,751
                                               ------------
              Present value of net minimum
                lease payments                      54,936

              Less current maturities               24,964
                                               ------------

                                               $    29,972
                                               ============

Rent expense for the year ended September 30, 2001 was $53,749 and $4,617 for the period September 1, 2000 (inception) through September 30, 2000.


NOTE G - INCOME TAXES

The provision for income taxes consisted of the following:


                                                              Cumulative
                                             For the period   from
                                             September 1,     September 1,
                                             2000 (inception) 2000 (inception)
                             Year ended      through          through
                             September 30,   September 30,    September 30,
                             2001            2000             2001
                             -------------   --------------   -------------
Current
  Federal                    $          -    $           -    $          -
  State                                 -                -               -
Deferred                                -                -               -
                             -------------   --------------   -------------
          Total              $          -    $           -    $          -
                             =============   ==============   =============

                  Xvariant, Inc. and Subsidiary
                  (a Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the period September 1, 2000 (inception) through
   September 30, 2000 and for the year ended September 30, 2001

NOTE G - INCOME TAXES - CONTINUED

The reported total income tax benefit is different than the amount computed by applying the statutory Federal income tax rate of 34 percent to the loss before income taxes as follows:


                                                              Cumulative
                                             For the period   from
                                             September 1,     September 1,
                                             2000 (inception) 2000 (inception)
                             Year ended      through          through
                             September 30,   September 30,    September 30,
                             2001            2000             2001
                             -------------   --------------   -------------
Benefit at statutory rates   $   (441,000)   $     (18,000)   $   (459,000)
Increase in valuation allowance   484,000           20,000         504,000
State tax benefit - net of
  Federal effect                  (43,000)          (2,000)        (45,000)
                             -------------   --------------   -------------
      Total                  $          -    $           -    $          -
                             =============   ==============   =============

In accordance with SFAS No. 109, the deferred tax assets and liabilities are comprised of the estimated future tax provision (benefit) due to different financial reporting and income tax basis related to:



                                                       2001
                                                  -----------
         Deferred tax assets
           Net operating loss carryforward        $  504,000
         Valuation allowance                        (504,000)
                                                  -----------
                 Net deferred tax asset           $        -
                                                  ===========

The Company has sustained net operating losses in all periods presented.
There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for the periods presented. The increase in the valuation allowance was $484,000 for the year ended September 30, 2001 ($20,000 for the period September 1, 2000 (inception) through September 30,
2000).

As of September 30, 2001, the Company had net operating loss carryforwards for tax reporting purposes of approximately $1,284,000 expiring through 2021.

                  Xvariant, Inc. and Subsidiary
                  (a Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the period September 1, 2000 (inception) through
   September 30, 2000 and for the year ended September 30, 2001

NOTE H - LOSS PER SHARE

The following data was used in computing loss per share:


                                                              Cumulative
                                             For the period   from
                                             September 1,     September 1,
                                             2000 (inception) 2000 (inception)
                             Year ended      through          through
                             September 30,   September 30,    September 30,
                             2001            2000             2001
                             -------------   --------------   -------------
Net loss                     $ (1,298,410)   $     (54,321)   $ (1,352,731)
Shares outstanding entire
  period                       21,121,100       21,121,100      21,121,100
Weighted-average shares
  outstanding during period    21,121,000       21,121,000      21,121,000
Loss per share -
  basic and diluted          $      (0.06)   $        0.00    $      (0.06)


The Company does not have potentially dilutive stock at September 30, 2001 or for any period presented. Shares issued in connection with the recapitalization have been included in the calculation of loss per share as though they were outstanding from inception.


NOTE I - RELATED PARTY TRANSACTIONS

In addition to the lines of credit in Note E, the Company has the following related party transactions:

The Company entered into an agreement on September 1, 2000 with an attorney to provide legal and other consulting services. The attorney is also a shareholder of the Company. The agreement stipulates monthly payments of $3,500 for a term of five years with an option to renew for an additional two-years. The base consulting fee is subject to a yearly increase of 10 percent or a cost of living adjustment whichever is greater. Consulting fees paid in conjunction with this agreement totaled $31,500 for the year ended September 30, 2001 and $0 for the period from September 1, 2000 (inception) through September 30, 2000. Included in accounts payable at September 30, 2001 was approximately $7,000 of amounts payable to the attorney.

                  Xvariant, Inc. and Subsidiary
                  (a Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the period September 1, 2000 (inception) through
   September 30, 2000 and for the year ended September 30, 2001

NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

The Company also entered into a consulting agreement with another shareholder, Applied Technologies Consulting (ATC). Under the agreement, ATC will provide business and financial advisory services for the Company for a monthly consulting fee of $5,000. The agreement was entered into August 31, 2000 and extends for a period of three years. The consulting fee for the first two months of the contract was waived by ATC. Total consulting fee expense for the year ended September 1, 2001 totaled $45,000. Included in accounts payable at September 30, 2001 is approximately $36,500 of amounts payable to ATC.

The Company has a Technology Development Agreement and Assignment with two officers of the Company that are also shareholders of the Company. The agreement stipulates that the Company will pay a royalty of three percent of gross revenues (as defined) on all revenues, except those that are directly related to the real estate industry.


NOTE J - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with certain officers of the Company. Salaries covered by these agreements total $400,000 annually through September 2003. The agreements also provide total bonuses ranging from $550,000 in the first year to $750,000 annually and stock option clauses upon meeting specified business objectives and time requirements. These agreements were cancelled subsequent to September 30, 2001 (Note K).

The Company entered into subscription agreements totaling $2,505,500 of which $1,290,000 was received during the period September 1, 2000 (inception) through September 30, 2001, resulting in net cash to the Company of $1,244,850. The original agreement, representing $2,500,000 of the total, was receivable by the Company based on the following schedule:


     $  50,000     At execution of agreement
     $  50,000     September 30, 2000
     $ 150,000     October 30, 2000
     $ 150,000     On the last day of each month, thereafter until the full
                   subscription price has been paid

                  Xvariant, Inc. and Subsidiary
                  (a Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the period September 1, 2000 (inception) through
   September 30, 2000 and for the year ended September 30, 2001

NOTE J - COMMITMENTS AND CONTINGENCIES - CONTINUED

The investor may suspend payments under the agreement in the event that by March 31, 2001, and at all times thereafter the Company has not achieved, and does not continue to achieve monthly net revenues equal to 35 percent of the monthly net revenues set forth in the Company's business plan. At times during the year ended September 30, 2001 and at September 30, 2001, the Company was not in compliance with certain terms of the agreement.

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

Effective January 1, 2001, the Company established a 401(k) plan covering all employees that have attained 18 years of age and older and have completed three months of service with the Company. The Company contributes 3 percent of eligible employees compensation in which the employee is immediately 100 percent vested. In addition, the Company may contribute to the plan at its discretion. Discretionary contributions vest over five years at 20 percent per year. For the year ended September 30, 2001 the Company contributed $13,894 to the plan.


NOTE K - SUBSEQUENT EVENTS

During October 2001, two former officers entered into separation agreements with the Company under terms of which they terminated their employment agreements and surrendered all Company stock owned by them for cancellation, which totaled 5,500,000 shares. The two former officers received 100,000 shares of common stock each and a combined total of $30,000 in full and complete satisfaction of all amounts owed to them for salary, vacation, expense reimbursement and any other amounts related in any way to their employment with the Company. One of the former officers also received all of the issued and outstanding shares of Xvariant Utah which had only nominal net assets.

Also during October 2001, in connection with another officer's separation agreement, the Company has agreed to pay the former officer $12,500 as satisfaction of all amounts owed to him for salary, vacation, expense reimbursement and any other amounts related in any way to his employment with the Company. The Company has also agreed to engage the officer as an independent consultant. The consulting services agreement is a month-to-month agreement with either party being able to terminate the arrangement upon 30 days prior written notice. The Company will pay the former officer $10,000 per month for his consulting services. He will also be entitled to monthly bonuses. Total compensation will not be greater than $20,000 per month.

                  Xvariant, Inc. and Subsidiary
                  (a Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the period September 1, 2000 (inception) through
   September 30, 2000 and for the year ended September 30, 2001

NOTE K - SUBSEQUENT EVENTS - CONTINUED

During November 2001, the Company approved a stock option plan authorizing the Company to grant up to a maximum of 2,500,000 shares of qualified and nonqualified options to employees, officers, directors, and others.

In November 2001, the Company granted stock options to its president to purchase up to 500,000 shares of common stock at $1.09 per share. The options vest one third upon grant, one third one year from the date of grant, and one third two years from the date of grant, contingent upon the president
remaining an officer for such time   In addition, the Company granted options
to purchase 100,000 shares of common stock to an outside consultant at $1.09 per share which vest upon grant.

Also during November 2001, the Company issued 450,000 shares of its stock and a warrant to purchase up to 600,000 additional shares of stock at an exercise price of $2.00 per share to another company in connection with an asset purchase including customer contracts and software. The warrants are contingent upon gross revenue derived from the assets purchased as follows: if gross revenue from the assets purchased is greater than $200,000 for the twelve months following the acquisition, all 600,000 warrants can be exercised. If gross revenue is less than $200,000 only 300,000 shares may be purchased and if gross revenue is less than $100,000 the warrant terminates.