Form 10QSB
period 2001-12-31
XVARIANT INC
filed 2002-02-20
CIK 1034764

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
                       Exchange Act of 1934

         For the Quarterly Period ended December 31, 2001

                Commission File Number: 000-28339

                          XVARIANT, INC.
      (Exact name of registrant as specified in its charter)

         Nevada                                   84-1398342
(State of Incorporation)                     (IRS Employer Identification No.)

    170 South Main Street, Suite 1050 Salt Lake City, UT 84101
       (Address of Principal Executive Offices) (Zip Code)

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

        Class                     Outstanding as of February 18, 2002
     Common Stock                           17,271,100 shares

                  Part 1- Financial Information

Item 1. Financial Statements


                          Xvariant, Inc.
                  (A Development Stage Company)

         UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                              ASSETS





                                                December 31,   September 30,
                                                    2001          2001
                                                ------------- -------------
CURRENT ASSETS
  Cash                                          $     18,597  $     16,545
  Accounts receivable, no allowance
    deemed necessary                                  40,735        25,714
  Contracts receivable                                70,000             -
  Prepaid expenses                                         -         8,700
                                                ------------- -------------

     Total current assets                            129,332        50,959

PROPERTY AND Equipment, at cost, net                 104,021       115,978

Other assets                                           9,232         9,232
                                                ------------- -------------

                                                $    242,585  $    176,169
                                                ============= =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
  Checks written in excess of cash in bank      $          -  $     24,144
  Trade accounts payable                             231,668       158,740
  Accrued liabilities                                 10,230        10,230
  Current maturities of capital leases                25,772        24,964
  Lines of credit                                    131,226        36,000
                                                ------------- -------------

    Total current liabilities                        398,896       254,078


LONG-TERM LIABILITIES
  Capital lease obligations, less
   current maturities                                 22,013        29,972

COMMITMENTS AND CONTINGENCIES                              -             -

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value; 50,000,000
   shares authorized, 16,271,000 issued and
   outstanding at December 31, 2001
   (21,121,000 at September 30, 2001)                 16,271        21,121
  Additional paid-in capital                       2,514,079     2,439,229
  Stock subscriptions receivable                  (1,025,500)   (1,215,500)
  Deficit accumulated during the
   development stage                              (1,683,174)   (1,352,731)
                                                ------------- -------------

     Total stockholders' deficit                    (178,324)     (107,881)
                                                ------------- -------------

                                                $    242,585  $    176,169
                                                ============= =============


 The accompanying notes are an integral part of these statements.

                          Xvariant, Inc.
                  (A Development Stage Company)

    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                 From
                                                                 inception on
                                                                 September 1,
                                                                 2000
                                        Three months ended       through
                                          December 31,           December 31,
                                          2001        2000       2001
                                     ------------- ------------- -------------
Revenue                              $     52,298  $     54,183  $    327,434
                                     ------------- ------------- -------------
Operating expenses
  Salaries and employee benefits          189,890       165,497     1,169,680
  Marketing                                35,073        36,828       121,621
  Technology development and
    website design                         36,430        27,716       100,202
  Other                                    33,661        26,954       157,578
  Photography services                          -        24,777       106,413
  Consulting services                      16,036        24,000       128,335
  Rent                                     16,495         4,615        74,861
  Depreciation and amortization            11,957         7,931        53,918
  Travel                                   15,172         5,338        62,291
                                     ------------- ------------- -------------

                                          354,714       323,656     1,974,899
                                     ------------- ------------- -------------

Operating loss                           (302,416)     (269,473)   (1,647,465)

Loss on disposal of business               25,934             -        25,934

Other expense - interest                    2,093         1,532         9,775
                                     ------------- ------------- -------------

Loss before income taxes                 (330,443)     (271,005)   (1,683,174)

Income taxes                                    -             -             -
                                     ------------- ------------- -------------

NET LOSS                             $   (330,443) $   (271,005) $ (1,683,174)
                                     ============= ============= =============
Loss per common share
  Basic                              $      (0.02) $      (0.01) $      (0.08)
  Diluted                                   (0.02)        (0.01)        (0.08)

Weighted-average common and dilutive
common equivalent shares outstanding
  Basic                                16,271,000    21,121,000    20,287,733
  Diluted                              16,271,000    21,121,000    20,287,733



 The accompanying notes are an integral part of these statements.

                             Xvariant, Inc.
                     (A Development Stage Company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 For the period September 1, 2000 (inception) through December 31, 2001 and for the three months ended December 31, 2001



                                                                                Deficit
                                                                                accumulated
                                                     Additional   Stock         during the
                                Common stock         paid-in      subscriptions development
                              Shares       Amount    capital      receivable    stage        Total
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 1, 2000
 (inception)                         -  $         -  $         -  $          -  $         -  $         -

Issuance of common stock
 (Note F)                   10,000,000       10,000    2,495,500    (2,505,500)           -            -

Payment received on common
 stock subscriptions                 -            -            -        50,000            -       50,000

Net loss for the period              -            -            -             -      (54,321)     (54,321)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2000         10,000,000       10,000    2,495,500    (2,455,500)     (54,321)      (4,321)

Recapitalization (Note E)   11,121,000       11,121      (11,121)            -            -            -

Payments received on common
 stock subscriptions                 -            -      (45,150)    1,240,000            -    1,194,850

Net loss for the year                -            -            -             -   (1,298,410)  (1,298,410)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
  September 30, 2001        21,121,000       21,121    2,439,229    (1,215,500)  (1,352,731)    (107,881)

Cancellation of common
 stock (Note F)             (5,500,000)      (5,500)       5,500             -            -            -

Issuance of common stock
 (Note F)                      200,000          200         (200)            -            -            -

Issuance of stock for
 asset purchase (Note H)       450,000          450       69,550             -            -       70,000

Payments received on common
 stock subscriptions                 -            -            -       190,000            -      190,000

Net loss for the period              -            -            -             -     (330,443)    (330,443)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
  December 31, 2001         16,271,000  $    16,271  $ 2,514,079  $ (1,025,500) $(1,683,174) $  (178,324)
                           ============ ============ ============ ============= ============ ============


         The accompanying notes are an integral part of this statement.
                                        4

                                 Xvariant, Inc.
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                                                    From
                                                                                    inception on
                                                                                    September 1,
                                                                                    2000
                                                        For the three months ended  through
                                                                 December 31,       December 31,
                                                              2001        2000      2001
                                                        ------------- ------------- -------------
Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                            $   (330,443) $   (271,005) $ (1,683,174)
    Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                          11,957           407        53,918
       Changes in assets and liabilities
          Accounts receivable                                (15,021)      (20,500)      (40,735)
          Prepaid expenses                                     8,700        (2,326)            -
          Other assets                                             -             -        (9,232)
          Trade accounts payable                              72,928         2,543       231,668
          Accrued liabilities                                      -         9,374        10,230
                                                        ------------- ------------- -------------

            Total adjustments                                 78,564       (10,502)      245,849
                                                        ------------- ------------- -------------

            Net cash used in operating activities           (251,879)     (281,507)   (1,437,325)
                                                        ------------- ------------- -------------
Net cash flows from investing activities -
  purchase of property and equipment                               -       (36,543)      (83,378)
                                                        ------------- ------------- -------------



                                   (Continued)

                                        5

                                 Xvariant, Inc.
                          (A Development Stage Company)

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                                    CONTINUED



                                                                                    From
                                                                                    inception on
                                                                                    September 1,
                                                                                    2000
                                                        For the three months ended  through
                                                                 December 31,       December 31,
                                                              2001        2000      2001
                                                        ------------- ------------- -------------
Cash flows from financing activities
  Decrease in checks written in excess of cash in bank       (24,144)            -             -
  Net payment received on common stock subscriptions         190,000       335,300     1,434,850
  Net increase in employee receivables                             -        (6,500)            -
  Principal payments on capital lease obligations             (7,151)       (6,275)      (26,776)
  Net increase in lines of credit                             95,226             -       131,226
                                                        ------------- ------------- -------------

            Net cash provided by financing activities        253,931       322,525     1,539,300
                                                        ------------- ------------- -------------

Net increase in cash                                           2,052         4,475        18,597

Cash at beginning of period                                   16,545           635             -
                                                        ------------- ------------- -------------

Cash at end of period                                   $     18,597  $      5,110  $     18,597
                                                        ============= ============= =============

Supplemental disclosures of cash flow information
  Cash paid during the period for
     Interest                                           $      2,093  $      1,532  $      9,775
     Income taxes                                                  -             -             -

Noncash investing and financing activities

     Capital lease obligations of $54,683 for equipment acquisitions were incurred during the three months ended December 31, 2000 and $77,039 from inception through December 31, 2001.

     During November 2001, the Company issued 450,000 shares of common stock to purchase assets with a value of $70,000 (Note G).


        The accompanying notes are an integral part of these statements.

                                        6

                          Xvariant Inc.
                  (A Development Stage Company)

  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information at December 31, 2001 and for the three months ended December 31, 2001 and 2000 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.


NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months ended December 31, 2001 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001. The results of operations for the three months ended December 31, 2001, may not be indicative of the results that may be expected for the year ending September 30, 2002.


NOTE C - ORGANIZATION AND BUSINESS ACTIVITY

The Company is a Nevada corporation organized on October 24, 1996 under the name Almost Country Productions Inc. (ACPI). During the year ended September 30, 2001, ACPI changed its name to Xvariant, Inc. On March 15, 2001, the Company acquired Real Estate Federation, Inc. (REF) in a transaction recorded as a recapitalization of REF with the Company being the legal survivor and REF being the accounting survivor and the operating entity (Note E). This operating Company was established to provide a new technology for the real estate market that enhances the use of the Internet in the home-buying process. The technology allows potential homebuyers to search for real estate properties from all participating real estate brokers' listings. Xvariant, Inc. (a wholly-owned subsidiary at September 30, 2001 was organized in Utah) (Xvariant Utah) designs web sites for real estate brokers. Xvariant Utah was no longer a subsidiary at December 31, 2001 (Note F).

At December 31, 2001 and September 30, 2001, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company had limited revenue from its planned principal operations.

                          Xvariant Inc.
                  (A Development Stage Company)

  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE D - NET EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) are calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes G and H are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.


NOTE E - RECAPITALIZATION

On March 15, 2001, the Company (formerly Almost Country Productions, Inc.) acquired Real Estate Federation, Inc. (REF), a Nevada Corporation. The combination of REF and the Company was recorded as a recapitalization of REF with the Company being the legal survivor and REF being the accounting survivor. REF the accounting survivor, was founded on September 1, 2000. After the recapitalization there was 21,121,100 shares of common stock outstanding with approximately 97 percent of those shares being held by former stockholders of REF.


NOTE F - CONTINGENCIES

The Company entered into subscription agreements totaling $2,505,500 of which $1,480,000 was received during the period September 1, 2000 (inception) through December 31, 2001, resulting in net cash to the Company of $1,434,850. The original agreement, representing $2,500,000 of the total, was receivable by the Company based on the following schedule:


        $         50,000      At execution of agreement
        $         50,000      September 30, 2000
        $        150,000      October 30, 2000
        $        150,000      On the last day of each month,
                               thereafter until the full subscription
                               price has been paid


The investor may suspend payments under the agreement in the event that by March 31, 2001, and at all times thereafter the Company has not achieved, and does not continue to achieve monthly net revenues equal to 35 percent of the monthly net revenues set forth in the Company's business plan. At times during the periods from inception through December 31, 2001 and at December 31, 2001 the Company was not in compliance with certain terms of the agreement.

                          Xvariant Inc.
                  (A Development Stage Company)

  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE F - CONTINGENCIES - CONTINUED

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

At September 30, 2001, the Company had employment agreements with certain officers of the Company. Salaries covered by these agreements totaled $400,000 annually over the next three years. The agreements also included total bonuses of $550,000 in the first year to $750,000 annually and stock option clauses upon meeting specified business objectives and time requirements. During October 2001 the Company entered into separation agreements with these officers of the Company under terms of which they terminated their employment effective October 1, 2001, and surrendered all Company stock owned by them for cancellation, which totaled 5,500,000 shares of common stock. In conjunction with the separation agreements the officers received 100,000 shares of common stock each, which are subject to certain
restrictions.   Also in connection with one of the separation agreements, the
Company transferred to the former officer all of the issued and outstanding shares of Xvariant, Utah which was a wholly-owned subsidiary of the Company without significant net assets at September 30, 2001.

In connection with another separation agreement, an officer terminated his employment as of October 1, 2001 and the Company has agreed to engage this former officer as an independent consultant. The consulting agreement is a month-to-month arrangement with either party being able to terminate the arrangement upon 30 days prior written notice. The Company will pay the former officer the sum of $10,000 per month for his consulting services. The former officer is also eligible for certain bonuses and total compensation shall not exceed $20,000 per month.


NOTE G - OPTIONS

During November 2001, the Company approved a stock option plan authorizing the Company to grant up to a maximum of 2,500,000 shares of qualified and nonqualified options to employees, officers, directors, and others.

During November 2001, the Company granted stock options to its president to purchase up to 500,000 shares of common stock at $1.09 per share. The options vest one third upon grant, one third one year from the date of grant, and one third two years from the date of grant, contingent upon the president
remaining an officer for such time   In addition, the Company granted options
to purchase 100,000 shares of common stock to an outside consultant at $1.09 per share which vest upon grant.

                          Xvariant Inc.
                  (A Development Stage Company)

  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE H - ASSET PURCHASE

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


NOTE I - GOING CONCERN

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


NOTE J - SUBSEQUENT EVENT

During January 2002, the Company completed the acquisition of 360House.com, Inc. (360House), pursuant to a stock exchange agreement. The Company acquired 360House by issuing 1,000,000 shares of common stock to the shareholders of 360House in exchange for all of the outstanding stock of 360House. In addition, the exchange agreement provides for issuance of additional shares of Company common stock based on the performance of 360House. The Company has agreed to issue stock, including the 1,000,000 shares issued upon execution of the agreement, at a price equal to either 1) a value equal to six times 360House's earnings before interest, taxes, depreciation, and amortization in the twelve month period ending December 31, 2003; or 2) the value defined by a valuation consultant agreed to by the parties. Either party may demand an independent valuation.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Information

     This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of the Company's products and services; (iii) volatility of the stock market, particularly within the technology sector; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Plan of Operation

     Xvariant, Inc. (the "Company" or "Xvariant") plans to target the top 500 real estate brokerage firms in the United States, and to actively undertake efforts to sell the Company's products and services to such firms, as a means of attempting to secure a large share of the potential market for the Company's products.

     The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance. The Company is a party to subscription agreements for the sale of its restricted common stock totaling $2,500,000. Through December 31, 2001, the Company has received approximately $1,434,850 under the subscription agreements, but the funding source is under no obligation to continue making capital investments in the Company. The Company has used, and will continue to use, these funds to pay general and administrative expenses, and to develop its marketing plan, which includes participation in trade shows and direct marketing as well as traveling to meet one-on-one with real estate brokers. Although additional funding may be terminated at any time, the Company currently believes that funding will continue until the subscription agreement is completed. It is anticipated that these funds, if received, will cover the Company's working capital needs over the next twelve months.

     The Company, under the name Real Estate Federation, (REF), originally developed technology designed to convert traffic on real estate brokerages' web sites into leads by capturing vital prospect information and delivering it to brokerages for follow up. It was the intent that the brokerages would make more use of their web site because REF's services would result in additional revenue from referrals from other brokers, in which the Company would share.

     Although the referral fee model has not proven to be profitable, what has proven valuable in the Company's system has been the ability of the technology and the Web presentation to capture valuable information concerning house buying prospects. The Company has added customer service representatives who are charged with the responsibility of contacting all those people visiting a client web site and qualifying the prospect's present intent to engage in a real estate transaction. If the prospect is deemed to be an "imminent" prospect, the brokerage is contacted and given the "hot" lead to be presented to an agent for follow up. The Company under the trade name "Lead Maxx" currently markets this service of qualifying prospect leads for brokerages. The Company charges its clients a monthly recurring service fee in addition to any referral fees that are generated from home sales. To date, 11 of the Company's 55 brokerage clients have engaged the Company to provide the Lead Maxx services.

     The Company also made the determination that it must offer additional services to its customers and to prospective customers in order to attract a larger customer base. The Company has targeted several types of services for the real estate industry, which are deliverable over the Internet and that are complementary to its Lead Maxx services. In pursuing its plan of expanding its service offering, in November, 2001, the Company purchased certain software from Bid Trac, Inc., a Delaware corporation ("Bid Trac"), which assists real estate brokers and agents in facilitating the purchase and sale of properties by providing an offer and acceptance management software service hosted by the Company and delivered via the Internet. Coincident with the acquisition of the software used to provide the Bid Trac service, the Company also acquired six contracts with brokerage companies that are currently receiving the Bid Trac service and are paying the Company a monthly fee. The fees from these six customers currently aggregate approximately $10,000 per month.

     In January, 2002, the Company acquired 360House.com, Inc., a company that provides virtual tours and digital imaging. In addition, it provides a number of other services and products designed to increase broker profitability such as printing of information sheets and flyers from the website with pictures, and gives the broker the unique ability to track statistical data detailing what customers are actually viewing to judge the effectiveness of the marketing materials. In 2001, 360 House had total gross billings of approximately $475,000. A description of this transaction can be found in the Company's Form 8-K filed February 6, 2002, and incorporated herein by reference.

     The operating plan of the Company going forward is to brand all of its products under a common brand and sell the Company's products as a single, unified product offering. Efforts have been undertaken to present a bundled service offering to existing customers, in an attempt to increase revenues from existing customers, as well as presenting the bundle of services to all prospective customers.

Results of Operations

     Revenues

     The Company generated $52,298 in revenue during the three months ended December 31, 2001. During the same three-month period last year the Company generated $54,183.

     Operating Expenses

     Operating expenses for the three months ended December 31, 2001 were $354,714 compared to $323,656 for the three months ended December 31, 2000. The increase is due primarily to the increase in payroll costs, office rent, and travel and entertainment. Payroll costs increased approximately $24,000 over last year due to the increased number of employees. Rent increased by approximately $12,000 reflecting a full three months rent expense. Travel and entertainment increased by approximately $10,000 over last year due to the increased number of sales calls being made to prospective customers, and travel to tradeshows.

     During the three months ended December 31, 2001 the Company had a net loss of $330,443 compared to a net loss of $271,005 for the three months ended December 31, 2001. Due to negative cash flow from operations, the Company has attempted to scale back expenses over the past several months, and estimates that it has a current expense rate of approximately $70,000 to $80,000 per month.

Liquidity and Capital Resources

     At December 31, 2001 the Company had cash of $18,597, total current assets of $129,332, total current liabilities of $398,896 and total stockholder's deficit of $178,324. Since inception, the Company has experienced negative cash flow from operations, and expects to continue to experience negative cash flow at least through the next two quarters.

     The Company estimates that its monthly expenses over the next several months will be between approximately $70,000 and $80,000 per month. While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent, the Company begins to generate cash flow from operations, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments received under a subscription agreement and borrowings from related parties, and anticipates that such payments will continue over the next several months. The Company expects that its additional cash needs after revenue, will be between $50,000 and $70,000 per month for the next several months. The investors under the subscription agreement have the right to suspend payments at any time due to the Company not meeting its projections. Therefore, future payments under the subscription agreements may depend, to some extent, on results of operations, and there can be no assurance that the Company will continue to receive payments if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments under the subscription agreements were to terminate, for any reason, the Company would be in immediate need of another source of capital. There can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

Risk Factors and Cautionary Statements

     This quarterly report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: the ability of the Company to maintain a sufficient customer base to have sufficient revenues to fund and maintain its operations, the ability of the Company to meet its cash and working capital needs, and to have sufficient revenues to continue operations.

                   Part II -  Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         In October, 2001, the Company canceled 550,000 shares of stock held by Mr. Carter Knapp, a former director of the Company, and issued to him 100,000 shares of restricted common stock, all pursuant to the Separation Agreement between him and the Company.

         Also, in October, 2001, the Company canceled 4,950,000 shares of stock held by Mr. Rick Craig, a former director of the Company and issued to him 100,000 shares of restricted common stock, all pursuant to the Separation Agreement between him and the Company.

     In November, 2001, the Company issued 450,000 shares of restricted common stock to Bid Trac, Inc. in exchange for certain assets, including customer contracts and software that allows the Company to provide an additional on line service to its customers and six customer contracts subscribing to the service. In addition, the Company granted to Bid Trac warrants to purchase up to 600,000 shares of common stock at an exercise price of $2.00 per share. However, in the event gross revenue derived from the Bid Trac subscription fees is less than $200,000 for the twelve months following the acquisition, only 300,000 shares may be purchased, and if gross revenue is less than $100,000 for that period, the warrant terminates and no shares may be purchased.

     In November, 2001, the Company granted stock options to Mr. Reed L. Benson, then the President and sole director of the Company, to purchase up to 500,000 shares of stock at $1.09 per share pursuant to the Company's Stock Option Plan. The option price represents the fair market value of the Company's stock on the date of grant. The options vest one third upon grant, one third in one year from the date of the grant, and one third in two years from the date of grant contingent upon Mr. Benson remaining an officer or director for such time.

     In November, 2001, the Company granted options to an outside independent contractor to purchase 100,000 shares of stock at $1.09 per share, but all options are vested upon grant. The contractor provides accounting services to the Company and the options are in lieu of cash compensation.

     All of the securities described above, were issued in reliance upon the exemptions set forth under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         On November 7, 2001, the Company filed a Form 8-K, which reported under Items 1 and 6, the resignation of the officers and directors, the appointment of Reed L. Benson as a director and President, and the transfer of restricted shares of common stock by former management to the Company for cancellation.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   XVARIANT, INC.


Date: February 19, 2002         By /s/ Reed L. Benson
                                   Reed L. Benson,
                                   President, Chief Executive Officer and
                                   Director