Form 10KSB/A
period 2001-09-30
XVARIANT INC
filed 2002-03-11
CIK 1034764

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB/A

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

           For the fiscal year ended September 30, 2001

                Commission File Number: 000-28339

                          XVARIANT, INC.
       ---------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

             Nevada                                     84-1398342
--------------------------------                      ---------------------
(State or other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

     170 South Main Street #1050, Salt Lake City, Utah 84101
    ---------------------------------------------------------
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of February 5, 2002, was $5,013,236.

     As of March 5, 2002, the Registrant had outstanding 17,271,100 shares of its common stock.

     Transitional Small Business Disclosure Format: Yes [   ] No [ X ]


                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                               Page No.
------                                                               --------

Item 1.  Description of Business..........................................1
Item 2.  Description of Property..........................................9
Item 3.  Legal Proceedings................................................9
Item 4.  Submission or Matters to a Vote of Security Holders..............9

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters.........10
Item 6.  Management's Discussion and Analysis or Plan of Operation........12
Item 7.  Financial Statements.............................................16
Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure..............................16

PART III
--------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act................17
Item 10. Executive Compensation...........................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management...19
Item 12. Certain Relationships and Related Transactions...................22
Item 13. Exhibits and Reports on Form 8-K.................................24
Signatures................................................................25


The information contained in this Form 10-KSB for the fiscal year ended September 30, 2001, is as of the latest practicable date except for financial information which relates to the fiscal year.

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

General

     Xvariant, Inc. (the "Company") was organized on October 24, 1996, under the laws of the State of Nevada, as Almost Country Productions, Inc., for the purpose of producing and marketing music. In approximately March 1997, the Company sold 100,000 shares of its common stock at $.30 per share in an offering pursuant to Rule 504 and Section 3(b) of the Securities Act of 1933. The Company realized net proceeds of approximately $25,000. Shortly thereafter the Company invested its funds in the production and then the promotion of a compact disc and audiotape entitled "Wildest Dream" and performed by Pamela Lind. Pamela Lind is the stage name for the Company's former President, Pamela Lindquist. In November, 2000 the Company discontinued its music production business and actively sought new business opportunities. The Company changed its name to Xvariant, Inc. in August, 2001.

      On March 15, 2001, the Company completed the acquisition of Real Estate Federation, Inc. ("REF"), pursuant to Stock Purchase Agreement (the "Agreement") between the Company and the shareholders of REF, dated as of March 15, 2001. (See "Acquisition of REF," below).

      On January 29, 2002, the Company completed the acquisition of 360House.com, Inc., a Utah corporation ("360House"), pursuant to a Stock Exchange Agreement (the "Exchange Agreement") among the Company, 360House, and the shareholders of 360House, dated January 29, 2002. (See "Acquisition of 360House," below).

Acquisition of REF

     The Company acquired REF as a wholly owned subsidiary by issuing 20,500,000 shares of the Company's authorized common stock, 20,000,000 of which were issued to the shareholders of REF in exchange for their interests in REF and 500,000 of which were issued as a commission to one of the Company's shareholders. On or about October 12, 2001, 5,500,000 shares were cancelled in connection with Separation Agreements entered into by Messrs. Craig and Knapp. The newly issued shares aggregated approximately 97% of the then issued and outstanding shares of the Company, and resulted in a change in control of the Company. At the closing of the acquisition, REF had no liabilities other than ordinary overhead expenditures, a real estate lease obligation, employment agreements with the three founders of REF, and a consulting agreement with another shareholder of REF. REF had no significant assets other than its intellectual property, copyrights, and computers used to deliver its service. It did, however, have a subscription agreement with one of its shareholders to provide up to $2,500,000 in capital funding over the next one year period. To date, approximately $1,395,000 has been received and utilized to pursue REF business operations.

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

     To date, REF has marketed its services to the real estate industry primarily through personal contact with larger brokerage companies. In November, 2000, and 2001, REF attended the National Association of Realtors convention as an exhibitor. The service introduction has been well received and resulted in numerous contacts with real estate brokerages with which REF has been actively attempting to enter into service agreements. In addition, marketing literature has been selectively mailed to the largest brokerage companies throughout the United States. Combined these sales efforts have resulted in fifty-five real estate brokerages in nineteen different states actually signing contracts to receive REF services. Thirty-five of these client brokerages currently have their listings in the REF system and REF is currently in the process of loading data from the other twenty customers in its data base for delivery to the public via the Internet at its customers' web sites.

     REF initially intended to generate revenue by receiving a percentage of referral fees generated by the REF system. It is entitled to 25% of the referral fees that result from sales of real estate listed by one REF customer and sold by another REF customer when the buyer or seller used the REF system during the sales process. This means that there must be more than one brokerage in an area using the REF system to actually generate revenue for REF. To date, there is only one geographic area that actually has more than one brokerage actively using REF's service, which is in Utah, and which has generated any referral fee revenue. Because the referral fee model generated only limited revenue during the initial year of operations, the Company determined to expand its offering to include a customer service division that contacts each of the leads captured by potential home buyers accessing REF members' Internet sites and qualifies the leads by determining the customers' present intent and ability to consummate a real estate purchase relatively quickly. If the customer is an immediate buyer the lead is passed on to the brokerage company generating the interest and ultimately to an agent who then knows he has a qualified prospect that is ready to buy. REF has commenced, since the end of the 2001 fiscal year, charging its customers a fee for its qualification service in addition to receiving referral fees. Due primarily to the fact that the customers are wide spread geographically, the referral fees the Company has received are limited. The Company to date has sold 11 of its 55 brokerage customers its customer service offering which includes the monthly service fee. The customer service fees of the eleven customers aggregates approximately $7,000 per month.

     The Company also provides web design, web development, and supporting web services to clients of REF and prospective customers of REF and generates additional income for the services it provides.

     In September, 2001, management determined that the Registrant and REF failed to achieve the estimated operating results, which were projected by principals of REF several months prior to its acquisition by the Registrant in a reverse acquisition. As a result, the Registrant and REF were not successful in raising additional needed equity capital, and the Registrant determined it was necessary to restructure the business in order to continue operations. In connection with the restructuring, Thomas Wright, Carter Knapp and Rick Craig, officers and directors of the Registrant and REF, each entered into a Separation Agreement (the "Separation Agreements") with the Registrant, REF, Applied Technology Consultants, Inc. ("ATC"), and Reed Benson, a principal of ATC, dated October 12, 2001, described below, under the terms of which Messrs. Wright, Knapp and Craig each resigned as officers and
directors of the Registrant and REF.   Prior to their resignations, the former
directors appointed Reed L. Benson as a director and Chief Executive Officer of the Registrant. Mr. Benson served as the sole director of the Registrant from October, 2001, until January 29, 2002, when Glade M. Jones, Andy Evans and Reed L. Benson were appointed as directors in connection with the acquisition of 360House.com, Inc., described below under "Acquisition of 360House."

     In connection with the Separation Agreements, Messrs. Craig and Knapp each agreed to surrender all stock owned by them, for cancellation, which was 4,950,000 shares and 550,000 shares, respectively. Messrs. Craig and Knapp were each issued 100,000 shares of restricted common stock. The Registrant paid to Messrs. Craig and Knapp the sums of $12,500 and $17,500, respectively, as full and complete satisfaction of all amounts owed to them for salary, vacation, expense reimbursement and any other amounts related in any way to their employment with the Registrant.

In connection with his Separation Agreement, Mr. Wright terminated his employment as of October 1, 2001, with the Registrant. The Registrant agreed to engage Mr. Wright as an independent consultant to provide sales, marketing and customer liaison services. The consulting services agreement shall be a month-to-month arrangement with either party being able to terminate the arrangement upon 30 days prior written notice. The Registrant has agreed to pay Mr. Wright the sum of $10,000 per month for his consulting services, and will reimburse Mr. Wright for certain costs related to the Registrant's business activities. During the time Mr. Wright is a consultant to the Registrant, he will also be entitled to monthly bonuses of $500 for each $5,000 of gross monthly income above $50,000. Total compensation shall not exceed $20,000 per month. The Registrant agreed to pay Mr. Wright the sum of $12,500 as full and complete satisfaction of all amounts owed to him for salary, vacation, expense reimbursement and any other amounts related in any way to his employment with the Registrant. If the Registrant determines REF is no longer a viable business, Mr. Wright will surrender all stock of the Registrant owned by him, or 4,400,000 shares. Upon cancellation of said shares, the Registrant shall issue to Mr. Wright, 100,000 shares of common stock, which will be subject to standard restrictions on transfer under applicable securities laws.

     In connection with the Separation Agreements, the Registrant has agreed to reimburse Messrs. Craig, Knapp and Wright for their attorneys' fees in connection with the transactions described above, in the amount of $3,500 each.

     In October, 2001, as a condition of the Separation Agreement with Mr. Craig, the Company transferred to Mr. Craig all of the issued and outstanding shares of Xvariant, Inc., a Utah corporation, which was a wholly-owned subsidiary of REF. Mr. Craig has agreed to change the name of said corporation so that it will not conflict with the name of the Company. The Utah corporation performed certain software services for real estate and other companies. During the time it was a REF subsidiary, its revenues were not sufficient to cover its expenses and it provided no benefit to REF. The Company did not consider Xvariant, Inc., the Utah subsidiary, as being a significant aspect of the Company's business.

Acquisition of Bid Trac

     In November, 2001, the Company issued 450,000 shares of restricted common stock to Bid Trac, Inc. ("Bid Trac"), in exchange for certain assets, including customer contracts and software that allows the Company to provide an additional on-line service to its customers and six customer contracts subscribing to the service. In addition, the Company granted to Bid Trac warrants to purchase up to 600,000 shares of common stock at an exercise price of $2.00 per share, at any time prior to November 21, 2011. However, in the event gross revenue derived from the Bid Trac subscription fees is less than $200,000 for the twelve months following the acquisition, only 300,000 shares may be purchased by Bid Trac, and if gross revenue is less than $100,000 for such twelve month period, then the warrant terminates and no shares may be purchased.

Acquisition of 360House

     On January 29, 2002, the Company completed the acquisition of 360House.com, Inc., a Utah corporation ("360House"), pursuant to a Stock Exchange Agreement (the "Exchange Agreement") among the Company, 360House, and the shareholders of 360House, dated January 29, 2002.

     The Company acquired 360House as a wholly owned subsidiary by initially issuing 1,000,000 shares of the Company's authorized common stock to the shareholders of 360House in exchange for all of the outstanding stock of 360House. In addition, the Exchange Agreement provides for the issuance of additional shares of the Company's common stock based on the performance of
360House.   The Company has agreed to issue stock, including the 1,000,000 shares issued upon execution of the Agreement, at a price equal to either (a) a value equal to six times 360House's earnings before interest, taxes, depreciation and amortization ("EBITDA") in the twelve month period ending December 31, 2003 ("Earnout Shares"); or (b) the value defined by a valuation consultant agreed to by the parties (the "Earnout"). Either party may demand an independent valuation, and the party making such demand must bear the cost. The value of the Company's common stock for purposes of the Earnout, shall be calculated based on the average closing price of the stock for the 30 trading days prior to December 31, 2003.

     At the closing of the acquisition, 360House had no significant tangible assets except computers, office furniture and equipment, and general files for its three employees. It has what it believes is, however, significant and valuable intellectual property, including, trademarks and internally developed software and web technology. 360House had no liabilities other than ordinary overhead expenditures, and employment agreements with Glade Jones, the President of 360House, and Andy Evans, the founder and Chief Executive Officer of 360House. Although the employment agreements are obligations of 360House, the Company assumed the obligation to ensure that the salaries are paid for the six months following the acquisition to the extent that 360House does not have the cash flow to satisfy the salary obligations. Additionally, the Company has the obligation for six months to ensure that 360House operating expenses are paid to the extent there is a cash shortfall in 360House in meeting such expenses.

     The Exchange Agreement contains an option allowing the shareholders of 360House to unwind the transaction in certain events. In the event the shareholders of 360House do not desire to accept the Earnout Shares at December 31, 2003, they may surrender all of their shares in the Company and all of the issued and outstanding common stock of 360House shall be returned to the shareholders of 360House. Provided, however, the Company has the option to retain the 360House shares and pay the value calculated at December 31, 2003 to the 360House shareholders in cash. In addition, if at any time prior to the issuance of the Earnout Shares, the Company does anything that negatively impacts the ability of 360House to conduct its business or would result in a material adverse dilution of the 360House shareholders' interest in the Company, the 360House shareholders may exercise their option to unwind the transaction.

Business of 360House

     360House is a development stage company that was formed in January 2000, to provide Internet delivered services to the real estate industry. Its principal service includes a photography service that presents a virtual tour of a real estate listing to better display a listed home for potential buyers. The virtual tour consists of 360 degree views of as many rooms of a house as the agent or broker desires to feature. The photos of the rooms must be shot with a 360 degree lens and the "unwrapped" with 360House software. 360House has developed and trained a network of independent photographers to take the photos in all those areas where they have contracted with real estate companies to provide the service. Because the photography does not require professionals to take the pictures, 360House reports that it has been relatively easy to locate independent contractors to provide this service. 360House currently has a data base of 55 photographers serving this function and does not foresee any significant difficulty in locating sufficient photographers in any area to service their needs. As virtual tours become more in demand nationwide, the Company expects the market for virtual tours to grow rapidly.

     In addition to its virtual tours business, 360House provides digital still photography of the exterior and interior of any home and presented on the Internet. Management believes 360House website presentation and high-resolution copies of photos taken make this an attractive and cost effective substitute when a virtual tour is not available. These still tours can be done on a self service basis. Agents can take their own photos and upload them onto their website using the 360House interface. 360House also has a detailed training cd-rom that explains the entire process from start to finish with detailed explanations and informative videos.

     From the 360House website an agent or brokerages may print flyers with all of the listing information and photos of the house and its rooms. On todays sophisticated color printers the resulting product looks professionally printed at a fraction of the cost.

     The 360House service also includes detailed statistical information concerning the number of website visits by potential purchasers to the individual listings and effectiveness of the tours and many other features that make an agent more effective in selling their product.

     360House earns revenue by charging the brokerage company a flat fee for each listing that employs a virtual tour, ranging from $55 to $99, depending on value and other factors, and for each other service transaction. 360House enters into contracts with real estate firms to provide these services.

     360House also provides a similar service for the construction industry. With 360House software a builder can create an interactive photo scrapbook of the construction process. The photos can be taken by 360House or by the builder at various stages of the construction and then the photos are uploaded to a web page to allow the builder to communicate with his potential "spec" purchaser or custom purchaser. This service comes with an automatic survey module that lets the builder know the reaction of potential customers throughout the build process.

     Offices

     The offices of 360House have been relocated to the Company's offices located at 170 South Main Street #1050, Salt Lake City, Utah. This has not required the Company to obtain any additional space at this time, and it is not anticipated it will require additional space in the foreseeable future. 360House will also relocate its Internet servers from a leased facility to the Company offices, and those servers will be maintained by Company employees.

     Legal Proceedings

     360House has no legal proceedings.

     Employees

     360House currently employs three people, including the principals, all of whom will be relocated to the Company offices.

     Employment Agreements

     360House entered into employment agreements with Glade M. Jones and Andy Evans, the officers and directors of 360House, which provide for significant benefits. The employment agreements are identical and provide for a term that expires December 1, 2006. Each employment agreement provides for a monthly salary of $10,000 with bonus provisions related to profitability of 360House. Each of the employees will be entitled to one half of an executive bonus pool, which will be an amount equal to 25% of earnings before interest, taxes, depreciation and amortization. The bonuses will be paid on a quarterly basis. In addition, in the event of a termination without cause by the Company, the employee would be entitled to his base salary for the remainder of the term of the employment agreement.

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

Employees

     The Company and its two subsidiaries currently employ nine people at the Company's executive offices and one sales representative in Pennsylvania. It also has a commission only sales representative in New York.

Consulting Agreement

     In September, 2000, Applied Technology Consultants, Inc., ("ATC") a Nevada Corporation, entered into a consulting agreement with REF under the terms of which it is to be paid $5,000 per month for a term of three years ending on August 31, 2003. ATC is a shareholder in the Company. In addition, ATC entered into an agreement under the terms of which it is entitled to a finder's fee for locating investment capital funding for the operations of REF. The finder's fee is to be a percentage of the investment proceeds actually received by REF and is to be paid as such funds are received. The finder's fee percentage is 5% of the first million dollars received, 4% of the next million dollars received and 3% of any additional funds received. To date, ATC has received $33,600 in finder's fees and $20,000 in consulting fees. At September 30, 2001, the Company owed ATC $36,500, of which $35,000 was for consulting services. Mr. Reed L. Benson, who is an officer and director of the Company is also an officer and director of ATC and derives income from ATC.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a meeting of the Company's shareholders on August 13, 2001, the shareholders approved proposals to amend the Company's Articles of Incorporation to change the name of the Company to "Xvariant, Inc."; to elect directors of the Company; and to approve Grant Thornton LLP, as the Company's auditors. Thomas Wright, Rick Craig and Carter Knapp were elected directors of the Company. However, Messrs. Wright, Craig and Knapp resigned as officers and directors in October, 2001, pursuant to their Separation Agreements described under "ITEM 1. BUSINESS: Acquisition of REF." These actions were approved by the affirmative vote of shareholders holding 17,500,000 shares of common stock, with no negative votes cast and no votes abstaining.

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

Calendar Quarters                      High Bid            Low Bid
-----------------                     ----------          ---------

Fiscal 2001

Quarter ended December 31, 2000       $ 0.625             $ 0.625
Quarter ended March 31, 2001             3.25                .25
Quarter ended June 30, 2001              3.25               2.75
Quarter ended September 30, 2001         3.50               2.75

Fiscal 2002

Quarter ended December 31, 2001       $  3.30                .66

     On March 5, 2002, the closing bid price of the Company's common stock was $1.10 per share, the high price was $1.50 per share and the low price was $1.01 per share. As of March 5, 2002, the Company had 17,271,100 shares of its common stock issued and outstanding, and there were approximately 73 shareholders of record.

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

     In March, 2001, the Company acquired Real Estate Federation, Inc. ("REF") by issuing 20,000,000 shares of restricted common stock to the shareholders of REF which then aggregated approximately 97% of the total issued and outstanding shares of stock of the Company.

     In connection with the acquisition of REF, the Company, also issued to Calico, Ltd., a foreign corporation which was a shareholder of REF, a total of 500,000 shares of common stock as a fee for services in effecting the acquisition. Calico, Ltd., holds a total of 5,700,000 shares of common stock of the Company, or approximately 33% of the issued and outstanding stock.

     In October, 2001, the Company canceled 550,000 shares of stock held by Mr. Carter Knapp, a former director of the Company, and issued to him 100,000 shares, all pursuant to his Separation Agreement. Also, in October, 2001, the Company canceled 4,950,000 shares of stock held by Mr. Rick Craig, a former director of the Company, and issued to him 100,000 shares, all pursuant to his Separation Agreement (See ITEM 1. BUSINESS: Business of REF.")

     In November, 2001, the Company issued 450,000 shares of restricted common stock to Bid Trac, Inc. ("Bid Trac"), in exchange for certain assets, including customer contracts and software that allows the Company to provide an additional on line service to its customers and six customer contracts subscribing to the service. In addition, the Company granted to Bid Trac warrants to purchase up to 600,000 shares of common stock at an exercise price of $2.00 per share, at any time prior to November 21, 2011. However, in the event gross revenue derived from the Bid Trac subscription fees is less than $200,000 for the twelve months following the acquisition, only 300,000 shares may be purchased by Bid Trac, and if gross revenue is less than $100,000 for that period then the warrant terminates and no shares may be purchased.

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

     In addition, also in November, 2001, the Company granted options to an outside independent contractor to purchase 100,000 shares of stock at an exercise price of $1.09 per share. All options vested upon grant. The contractor provides accounting services to the Company and the options are in lieu of cash compensation.

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

     REF originally developed technology designed to convert traffic on real estate brokerages' web sites into leads by capturing vital prospect information and delivering it to brokerages for follow up. It was the intent that the brokerages would make more use of their web sites because the REF services would result in additional revenue from referrals from other brokers as the listings on the subject brokers would be sold by brokers, who were also customers of REF, and the referral fee would be tracked by the REF system. REF was to share in the referral fees so generated. In practice, the referral fee model has not proved to be profitable for the brokers or for REF for two main reasons. First, the tracking of the closings following introduction to a listing and eventually a sale has not proven to be accurate and although sales resulted there has been very little verifiable referral fee income generated. Secondly, in order for the system to function as intended it is necessary to have at least two major brokerages as clients in every geographical area to generate cross referrals which result in referral fees. Although sales efforts have resulted in more than fifty brokerages throughout the country contracting with REF, there has not been a sufficient concentration in enough areas to validate the process and result in the desired revenue stream. As a result, although there has been a great deal of activity, it has resulted in insufficient revenue.

      However, what has proven to be more valuable in the REF system has been the ability of the technology and the Web presentation to capture valuable information concerning house buying prospects. REF has added customer service representatives who are charged with the responsibility of contacting all those people visiting a client web site and qualifying the prospect's present intent to engage in a real estate transaction. If the prospect is deemed to be an "imminent" prospect, the brokerage is contacted and given the "hot" lead to be presented to an agent for follow up. This service of qualifying prospect leads and presenting to REF member brokerages is currently the main service being sold by the company. However, because the customer service addition has increased overhead, the Company is charging its clients a monthly recurring service fee in addition to the referral fees that are generated from home sales. To date, there have been 11 of the Company's 55 brokerage clients that have engaged the Company to provide the lead qualification services.

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

     Revenues
     --------

     The Company has generated a total of $266,136 in revenue for the year ended September 30, 2001, and a total of $275,136 in revenue since inception (September 1, 2000).

     Operating Expenses
     ------------------

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

     During the year ended September 30, 2001, and since inception, the Company expended a total of $62,772 and $63,772, respectively, for technology development and website design, which is expected to decrease somewhat over the next year.

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

                             PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS, COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth (i) the names of the executive officers,
(ii) their ages as of the date of this Form 10-KSB/A and (iii) the capacities in which they serve Xvariant:

Name              Age     Position                              Officer Since
----------------  ----    ------------------------------------- -------------

Reed L Benson     55      Chief Executive Officer,              2001
                          President, Director

Glade M. Jones    37      Executive Vice President,             2002*
                          Director

Andy Evans        28      Chief Technical Officer,              2002*
                          Director

*Messrs. Jones and Evans were appointed directors in connection with the acquisition of 360House. (See "ITEM 1. BUSINESS: Acquisition of 360House.")

     Reed L. Benson was appointed Chief Executive Officer, President and a Director of the Company on October 12, 2001. From October, 1999 to October, 2001, Mr. Benson was engaged in the private practice of law and business management of personal assets. From July 1995 to October, 2001, Mr. Benson served as Vice President, Secretary, and General Counsel for Data Broadcasting Corporation, a publically traded company providing real time financial market information to private investors. From August 1987 to July 1995, Mr. Benson was General Counsel and Secretary of Broadcast International, Inc., a publically traded company which furnished satellite communications services for businesses. Mr. Benson is a licensed attorney in the State of Utah.

     Glade M. Jones was appointed Executive Vice President and Director of the Company on January 28, 2002. From September 2000 to January 2002, Mr. Jones served as President of 360House.com, Inc., a privately held corporation providing Internet delivered photographic virtual tours of real estate for real estate brokerage companies. From January 1997 to September 2000 Mr. Jones was President of Calute Homes, a privately held residential construction company and prior to that was Vice President of Calute Homes from May 1992 to January 1997. From January 1992 to September 2000 he was also Vice President of Blackburn Jones Real Estate, Inc., a privately held real estate brokerage company. Mr. Jones received his Masters of Business Administration from Brigham Young University in 1992.

     Andy Evans was appointed Chief Technical Officer and Director of the Company on January 28, 2002. Mr. Evans was a founder of 360House.com, Inc. in January 2000 and has served as the Chief Executive Officer from then to the present. He is the creator of all technology, graphics and back end database powering the 360House web site. From December 1998 to January 2000, Mr. Evans was active in web development and design as an independent entrepreneur and formed various small start up companies which were sold or the technology was incorporated in 360House. In June 1999, he formed I-Ball Interactive, which was a high end custom web development company. In July 1998 he formed AndyArt.com, an online resource for web development, which was sold in 1999. From May 1996 to December 1998, Mr. Evans was employed by Vyzynz, Inc. as the head of web design.

Section 16 (a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Based solely on its review of the copies of such forms received by the Company and representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders were filed, except that Reed L. Benson filed a Form 3 late, on or about December 18, 2001.

                 ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following sets forth the compensation of Xvariant's Chief Executive Officer and the other officers who were executive officers as of September 30, 2001 and whose total annual salary and bonuses exceeded $100,000 in fiscal year 2000.

Summary Compensation Table





                         |-----------------------------------|
                         |                       Long Term   |
                         |                       Compensation|
                         |Annual Compensation    Awards      |
------------------------------------------------------------------------------
Name and                                                       All
Principal                                                      Other
Position (1)       Year   Salary($)   Bonus ($)  Options (#)   Compensation
------------------------------------------------------------------------------
Thomas E. Wright   2000   147,500
Chief Executive
Officer
------------------------------------------------------------------------------
Rick Craig         2000   147,500
Chief Technical
Officer
------------------------------------------------------------------------------
Carter M. Knapp    2000   105,000
Vice President
------------------------------------------------------------------------------

       (1) The Company commenced operations in September 1999 and each of the officers above resigned effective October 1, 2000.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT

     The following table sets forth the beneficial ownership of the common stock of the Company, at January 30, 2002, by each director, current executive officer and executive officer named in the Summary Compensation Table appearing below, and each person who, to the knowledge of the Company, owned beneficially more than 5% of the Company's common stock.

                       Beneficial Ownership
                             ---------------------


                                Amount of and Nature of      Percent of
Beneficial Owner                Beneficial Ownership (1)     Total (2)
------------------------------  ---------------------------- ----------

Calico, Ltd.
PO Box 267
Leeward Highway
Providenciales
Turks and Caicos Islands         5,700,000 -Direct            32.7%


Thomas E. Wright (3)
1306 Roxbury Road
Salt Lake City, Utah 84108       4,400,000 -Direct            25.2%


Reed L. Benson (4)
President, CEO and Director
170 South Main Street #1050
Salt Lake City, Utah 84101         666,667 -Direct(4)          3.8%


Glade M. Jones
Exec. VP and Director
170 South Main Street #1050
Salt Lake City, Utah 84101         500,000 -Direct             2.9%


Andy Evans
Chief Technical Officer and
Director
1962 West 8350 South
West Jordan UT 84088               500,000 -Direct             2.9%


Rick Craig (3)
1028 West Park Palisade Drive
South Jordan, Utah 84095           100,000 -Direct             *


Carter M. Knapp (3)
725 Three Fountains Circle #60
Salt Lake City, Utah 84107         100,000 -Direct              *


All current directors, current
executive officers and former
executive officers as a group
(3 persons)                      1,666,667 (4)                 9.6%

* Less than one percent

(1) The table in this section is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to the community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him.

(2) Applicable percentage of ownership for the officers and directors is based on 17,437,767 shares of common stock, which were outstanding on January 30, 2002, and which included 166,667 shares which may be acquired upon exercise of currently exercisable options.

(3) Former officer and director of the Company, who resigned effective October 1, 2001.

(4) Includes 166,667 shares which may be acquired upon exercise of presently exercisable options. See "Executive Compensation and Other Information - Compensation of Directors," below. Also includes 100,000 shares held by Applied Technology Consultants, Inc., an entity in which Mr. Benson has shared voting control, and 12,050 shares held by Double RR, LLC, an entity in which Mr. Benson has shared voting control.

Stock Option Grants

     There have been no stock options granted to executive officers for the
period ending September 30, 2000.   On November 23,  2001, Mr. Reed L Benson
was granted options to purchase 500,000 shares of the Company's common stock at the closing price of the stock of that day which was $1.06 per share. The options vest 1/3 upon grant, 1/3 one year from the date of grant and 1/3 two years from the date of grant. The options expire ten years from the date of grant.

Compensation of Directors

     There are no non-employee directors of the Company and employees receive no additional compensation for serving as directors.

Employment Contracts and Termination of employment and Change of Control Arrangements

     Mr. Reed L. Benson, President and CEO, is not a salaried employee of the Company, and is compensated on an hourly basis for time expended on behalf of the Company.

     The Company's wholly owned subsidiary, 360House.com, Inc. ("360House") has entered into employment agreements with Messrs. Jones and Evans which provide for significant benefits. The Company has the obligation to provide funding to 360House to ensure that the compensation called for by the employment agreements is met by the subsidiary for six months following the acquisition. Each of the employment agreements provides for a term that expires January 31, 2007 and for a monthly salary of $10,000, with a bonus equal to 12.5% of the net profits of 360House paid quarterly. If their employment is terminated by the Company without cause, they are entitled to termination benefits for the remainder of the contractual term equal to their base salary for such period.

     The Company had employment agreements with Messrs. Thomas, Craig, and Knapp for the compensation shown in the Summary Compensation Table, which agreements were terminated effective October 1, 2001. The Company paid one month's salary as a severance benefit to Mr. Craig and two months to Mr. Knapp, and at this time owes Mr. Wright one month's salary as his severance benefit. Mr. Wright has continued to provide services to the Company as an independent contractor since termination of his employment agreement. (See "ITEM 1. BUSINESS: Business of REF.")

     The Company currently has no other compensation plan or arrangement with respect to any of the executive officers named on the Summary Compensation Table, which results or will result from the resignation, retirement, or other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Compensation Committee Interlocks and Insider Participation

     The Company does not currently have a Compensation Committee.

Board Meetings

     The Board held one regular meeting during fiscal 2000. Since September 30, 2001, the Board has taken five separate actions by consent resolution, but no meetings have been held. From October 12, 2001 to January 29, 2002, Mr. Reed L. Benson served as the sole director.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into consulting Agreement with Applied Technology Consultants, Inc., a Nevada corporation, in September, 2000, which provides for a payment of $5,000 per month as a consulting fee for a five year term. The Agreement also provides for a finder's fees for locating investment capital funding for the operations of the Company. The finder's fee is to be a percentage of the investment proceeds actually received by the Company and is to be paid as such funds are received. To date, ATC has received $33,600 in finder's fees and $20,000 in consulting fees. At December 31, 2001, the Company owed ATC approximately $76,000, $55,000 of which is for consulting fees. In addition, ATC has loaned the Company $53,000 on a short term note bearing interest at 6% per annum. Mr. Reed L Benson, a director and officer of the Company is also an officer and director of ATC and derives compensation from ATC.

     Reed L. Benson has also loaned the Company $3,500 and another entity to which he is related has loaned the Company $27,226. Both of these loans are short term loans that bear interest at 6% per annum.

     On or about October 1, 2001, Thomas Wright, Carter Knapp and Rick Craig, resigned as officers and directors, and contributed shares of restricted common stock back to the Company for cancellation. (See "ITEM 1. BUSINESS:
Acquisition of REF.")

     On November 23, 2001, Mr. Reed L Benson was granted options to purchase 500,000 shares of the Company's common stock at the closing price of the stock of that day which was $1.06 per share. The options vest 1/3 upon grant, 1/3 one year from the date of grant and 1/3 two years from the date of grant. The options expire ten years from the date of grant.

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

Listing of Exhibits

 Exhibit No.
 ----------

  2.1**       Stock Exchange Agreement between Xvariant, Inc. and
              360House.com, Inc. dated as of January 29, 2002

  10.1*       Asset Purchase Agreement by and between
              Xvariant, Inc. and Bid Trac, Inc.

  10.2*       Common Stock Warrant

  10.3**      Employment Agreement between 360House.com, Inc. and
              Glade M. Jones dated as of December 1, 2001.

  10.4**      Employment Agreement between 360House.com, Inc. and
              Andy Evans dated as of December 1, 2001.

* Previously filed with the Registrant's Report on Form 10-KSB filed on January 15, 2002.

** Previously filed with the Registrant's Current Report on Form 8-K filed on February 6, 2002.

Reports on Form 8-K

     The Registrant filed report on Form 8-K on or about July 5, 2001, reporting the change of the Registrant's accountants to Grant Thornton LLP.
No other reports on Form 8-K were filed during the quarter ended September 30, 2001.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  XVARIANT, INC.


Date: March 6, 2002               /s/ Reed L. Benson
                                  ------------------------------------------
                                  By:  Reed L. Benson
                                  Its: Chief Executive Officer, President,
                                       and Director


Date: March 6, 2002               /s/ Glade M. Jones
                                  ------------------------------------------
                                  By:  Glade M. Jones
                                  Its:  Executive Vice President and Director


Date: March 6, 2002               /s/ Andy Evans
                                  -------------------------------------------
                                  By:  Andy Evans
                                  Its:  Chief Technical Officer and Director