Form 10QSB
period 2002-03-31
XVARIANT INC
filed 2002-05-20
CIK 1034764

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
                       Exchange Act of 1934

          For the Quarterly Period ended March 31, 2002

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

             Class                    Outstanding as of May 15, 2002
      Common Stock                             17,431,100 shares

                  Part 1- Financial Information
Item 1. Financial Statements



                  XVARIANT, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                     March 31,  December 31,
                                                       2002        2001
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

   Cash                                           $     66,609  $     16,545
   Accounts receivable, net                             39,599        25,714
   Prepaid Expenses                                          -         8,700
                                                  ------------- -------------

     Total Current Assets                              106,208        50,959

Property and Equipment, at costs, net
   (Notes D and F)                                     121,410       115,978

Other assets                                            79,232         9,232
Goodwill                                             1,058,047             -
                                                  ------------- -------------

     TOTAL ASSETS                                 $  1,364,897  $    176,169
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Checks issued in excess of cash in banks       $          -  $     24,144
   Trade accounts payable (Note I)                     249,554       158,740
   Accrued payroll                                      10,230        10,230
   Accrued interest                                      4,271             -
   Deferred revenue                                     15,785             -
   Lines of credit (Note E)                             72,500        36,000
   Current maturities of long-term obligations
    (Note F)                                            45,391        24,964
                                                  ------------- -------------

     Total Current Liabilities                         397,731       254,078

LONG-TERM LIABILITIES
   Long-term obligations, less current
    maturities (Note F)                                 41,819        29,972

COMMITMENTS AND CONTINGENCIES
  (Notes E, I, J and K)

STOCKHOLDERS' DEFICIT (Notes J and K)

   Common Stock, $0.001 par value; 50,000,000
    shares authorized; 17,436,000 and 21,121,000
    issued and outstanding                              17,436        21,121
   Additional paid-in capital                        3,513,079     2,439,229
   Stock subscriptions receivable                     (730,540)   (1,215,500)
   Deficit accumulated during the development
    stage                                           (1,874,628)   (1,352,731)
                                                  ------------- -------------

     Total Stockholders' Deficit                      (925,347)     (107,881)
                                                  ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $  1,364,897  $    176,169
                                                  ============= =============



  The accompanying notes are an integral part of this statement.




                  XVARIANT, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS


                            For the six months ended      For the three months ended
                                     March 31,                      March 31,
                         ----------------------------- -------------------------------
                              2002            2001           2002             2001
                         -------------- -------------- --------------- ---------------
Revenue                  $     286,836  $     136,925  $      213,062  $       82,742
                         -------------- -------------- --------------- ---------------
Operating expenses
  Salaries                     348,487        348,181         207,120         185,621
  Marketing                     64,463         49,739          32,779          12,910
  Technology development
    and website design          63,036         34,142          15,809           6,426
  Other                         87,138         64,254          19,709          44,628
  Photography services          56,054         57,083          56,054          32,306
  Consulting services           67,016         59,500          30,004          35,500
  Employee benefits             16,695         25,070           6,464          14,806
  Rent                          32,691         18,464          16,196          13,848
  Depreciation and
   amortization                 24,933         18,330          12,977          10,399
  Travel                        22,570         16,821           5,710          11,483
                         -------------- -------------- --------------- ---------------

  Total operating expenses     783,083        691,584         402,822         367,927
                         -------------- -------------- --------------- ---------------

Operating loss                (496,247)      (554,659)       (189,760)       (285,185)

  Loss on disposal
   of business                 (25,934)             -               -               -

Other expense - interest        (3,787)        (3,905)         (1,694)         (2,373)

Other income                     4,071              -               -               -
                         -------------- -------------- --------------- ---------------
  Loss before income taxes    (521,897)      (558,564)       (191,454)       (287,558)

Income taxes (Note G)                -              -               -               -
                         -------------- -------------- --------------- ---------------
NET LOSS                 $    (521,897) $    (558,564) $     (191,454) $     (287,558)
                         ============== ============== =============== ===============

Loss per share - basic
 and diluted             $       (0.03) $       (0.03) $        (0.01) $        (0.01)
                         ============== ============== =============== ===============
Weighted-average shares
 outstanding - basic
 and diluted                16,500,320     21,121,000      17,037,867      21,121,000
                         ============== ============== =============== ===============


 The accompanying notes are an integral part of these statements.





                          XVARIANT, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                     Additional   Stock                       Total
                                Common stock         paid-in      subscriptions Accumulated   Stockholders'
                              Shares       Amount    capital      receivable    Deficit       Equity
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 1, 2000
 (inception)                         -  $         -  $         -  $          -  $         -  $         -

Issuance of common stock
 (Note F)                   10,000,000       10,000    2,495,500    (2,505,500)           -            -

Payment received on common
 stock subscriptions                 -            -            -        50,000            -       50,000

Net loss for the period              -            -            -             -      (54,321)     (54,321)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2000         10,000,000       10,000    2,495,500    (2,455,500)     (54,321)      (4,321)

Recapitalization (Note E)   11,121,000       11,121      (11,121)            -            -            -

Payments received on common
 stock subscriptions                 -            -      (45,150)    1,240,000            -    1,194,850

Net loss for the year                -            -            -             -   (1,298,410)  (1,298,410)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
  September 30, 2001        21,121,000       21,121    2,439,229    (1,215,500)  (1,352,731)    (107,881)

Cancellation of common
 stock (Note F) (unaudited) (5,500,000)      (5,500)       5,500             -            -            -

Issuance of common stock
 (Note F) (unaudited)          200,000          200         (200)            -            -            -

Issuance of stock for asset
 purchase (Note H) (unaudited) 450,000          450       69,550             -            -       70,000

Payments received on common
 stock subscriptions
 (unaudited)                         -            -            -       190,000            -      190,000

Issuance of common stock
 (unaudited)                 1,000,000        1,000      999,000             -            -    1,000,000

Issuance of common stock
 (unaudited)                   165,000          165            -             -            -          165

Payment received on common
 stock subscription
 (unaudited)                         -            -            -       294,960            -      294,960

Net loss for the period
 (unaudited)                         -            -            -             -     (521,897)    (521,897)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at March 31, 2002
 (unaudited)                17,436,000  $    17,436  $ 3,513,079  $   (730,540) $(1,874,628) $  (925,347)
                           ============ ============ ============ ============= ============ ============

         The accompanying notes are an integral part of this statement.






                          XVARIANT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the six months ended
                                                                            March 31,
                                                                --------------------------------
                                                                      2002             2001
                                                                ---------------- ---------------
Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                                    $      (521,897) $     (558,364)
    Adjustments to reconcile net loss to net
      cash used in operating activities
         Common stock issued for services                                   165               -
         Depreciation and amortization                                   24,933          18,330
    Changes in assets and liabilities
         Accounts receivable                                             (3,782)        (33,441)
         Other assets                                                    (8,700)         (6,191)
         Trade accounts payable                                          58,106          27,556
         Accrued expenses                                                (1,639)              -
                                                                ---------------- ---------------

             Total adjustments                                           86,483           6,254
                                                                ---------------- ---------------
             Net cash used in operating activities                     (435,414)       (552,310)
                                                                ---------------- ---------------
Net cash flows from investing activities -

  Purchase of property and equipment                                          -         (51,262)
  Cash received in stock exchange agreement                               2,179               -
                                                                ---------------- ---------------
             Net cash used in investing activities                        2,179         (51,262)
                                                                ---------------- ---------------


                                   (Continued)




                          XVARIANT, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                   For the six months ended
                                                                             March 31,
                                                                --------------------------------
                                                                      2002             2001
                                                                ---------------- ---------------
Cash flows from financing activities
  Net increase in lines of credit                                        36,500               -
  Net payment received on common stock subscriptions                    484,960         691,400
  Increase in notes receivable from officers                                  -         (29,600)
  Principal payments on capital lease obligations                       (14,017)         (9,253)
  Decrease in checks written in excess of cash in bank                  (24,144)              -
                                                                ---------------- ---------------
             Net cash provided by financing activities                  483,299         652,547
                                                                ---------------- ---------------

             Net increase in cash                                        50,064          48,975

Cash at beginning of period                                              16,545             635
                                                                ---------------- ---------------

Cash at end of period                                           $        66,609  $       49,610
                                                                ================ ===============

Supplemental disclosures of cash flow information
--------------------------------------------------
  Cash paid during the period for
    Interest                                                    $             -  $        3,905
    Income taxes                                                              -               -

Noncash investing and financing activities
------------------------------------------
Capital lease obligations of $54,683 for equipment acquisitions were incurred during the six months ended March 31, 2002.

During November 2001, the Company issued 450,000 shares of common stock to purchase assets with a value of  $70,000.  (Note G).


        The accompanying notes are an integral part of these statements.

                  Xvariant Inc. and subsidiary

 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information at March 31, 2002 and for the six months ended March 31, 2002 and 2001 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the six months ended March 31, 2002 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001. The results of operations for the six months ended December 31, 2001, may not be indicative of the results that may be expected for the year ending September 30, 2002.

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

                  Xvariant Inc. and subsidiary

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

NOTE F - CONTINGENCIES

The Company entered into subscription agreements totaling $2,505,500 of which $1,774,960 was received during the period September 1, 2000 (inception) through March 31, 2002, resulting in net cash to the Company of $1,729,810. The original agreement, representing $2,500,000 of the total, was receivable by the Company based on the following schedule:


              $          50,000       At execution of agreement
              $          50,000       September 30, 2000
              $         150,000       October 30, 2000
              $         150,000       On the last day of each month,

                                    thereafter until the full subscription
                                      price has been paid
The investor may suspend payments under the agreement in the event that by March 31, 2001, and at all times thereafter the Company has not achieved, and does not continue to achieve monthly net revenues equal to 35 percent of the monthly net revenues set forth in the Company's business plan. At times during the periods from inception through March 31, 2002 and at March 31, 2002 the Company was not in compliance with certain terms of the agreement.

                  Xvariant Inc. and subsidiary

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

                  Xvariant Inc. and subsidiary

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

Plan of Operation

Xvariant, Inc. (the "Company" or "Xvariant") targets the top 500 real estate brokerage firms in the United States, and actively undertakes efforts to sell the Company's products and services to such firms, as a means of securing a large share of the potential market for the Company's products.

The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance. The Company is a party to subscription agreements for the sale of its restricted common stock totaling $2,500,000. Through December 31, 2001, the Company has received approximately $1,774,960 under the subscription agreements, but the funding source is under no obligation to continue making capital investments in the Company. The Company has used, and will continue to use, these funds to pay general and administrative expenses, and to develop its marketing plan, which includes participation in trade shows and direct marketing as well as traveling to meet one-on-one with real estate brokers. Although additional funding may be terminated at any time, the Company currently believes that funding will continue until the subscription agreement is completed. It is anticipated that these funds, if received, will cover the Company's working capital needs over the next twelve months.

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

Although the referral fee model has not proven to be profitable, what has proven valuable in the Company's system has been the ability of the technology and the Web presentation to capture valuable information concerning house buying prospects. The Company has added customer service representatives who are charged with the responsibility of contacting all those people visiting a client web site and qualifying the prospect's present intent to engage in a real estate transaction. If the prospect is deemed to be an "imminent" prospect, the brokerage is contacted and given the "hot" lead to be presented to an agent for follow up. The Company under the trade name "Lead Maxx" currently markets this service of qualifying prospect leads for brokerages. The Company charges its clients a monthly recurring service fee in addition to any referral fees that are generated from home sales. To date the Company has received only minimal revenue from the Lead Maxx product.

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

In January, 2002, the Company acquired 360House.com, Inc., a company that provides virtual tours and digital imaging under the trade names of Tour Maxx and Build Maxx A virtual tour consists of 360 degree views of as many rooms of a house as the agent or broker desires to feature. The photos of the rooms must be shot with a 360 degree lens and the "unwrapped" with Company software. The company has developed and trained a network of independent photographers to take the photos in all those areas where they have contracted with real estate companies to provide the service. Because the photography does not require professionals to take the pictures, the Company has found that it has been relatively easy to locate independent contractors to provide this service. 360House currently has a data base of in excess of 55 photographers serving this function and does not foresee any significant difficulty in locating sufficient photographers in any area to service their needs.

In addition to its virtual tours business for the residential real estate market, 360House provides digital 360 degree and still photography of the exterior and interior of commercial properties and provides a unique service for the construction industry under the trade name of Build Maxx. Although in excess of 90% of the Company's revenues are derived from the residential real estate business these other market segments are not being serviced by competitors, and the Company has targeted the commercial real estate industry and the construction industry for active marketing.

360House also allows agents or brokerages to print property flyers with all of the listing information and photos of the house and its rooms from the Company website. On today's sophisticated color printers the resulting product looks professionally printed at a fraction of the cost of traditional printing media. The website also furnishes detailed statistical information concerning the number of website visits by potential purchasers and helps the agent to gauge the effectiveness of the advertising program.

The operating plan of the Company going forward is to brand all of its products under a common brand and sell the Company's products as a single, unified product offering. Efforts have been undertaken to present a bundled service offering to existing customers, in an attempt to increase revenues from existing customers, as well as presenting the bundle of services to all prospective customers. In the first months of marketing the combined services, the Company has been able to secure its first customer of the bundled services, which could produce monthly revenue of up to $22,500 per month from the customer.

Results of Operations  for the three months ended March 31, 2002 and March 31,
2001

     Revenues

The Company generated $213,062 in revenue during the three months ended March 31, 2002. During the same three-month period last year the Company generated $82,742 The increase is due to the acquisition of 360House and its operations and the Bid Trac service agreements.

     Operating Expenses

Operating expenses for the three months ended March 31, 2002 were $402,822 compared to $367,927 for the three months ended March 31, 2001. The increase is due primarily to the increase in salaries and marketing. Salaries increased approximately $22,000 over last year due to the increased number of employees. Marketing includes tradeshows and media advertising which increased over last year by approximately $20,000.

During the three months ended March 31, 2002, the Company had a net loss of $191,454 compared to a net loss of $287,558 for the three months ended March 31, 2001.

Results of Operations for the six months ended March 31, 2002 and March 31,
2001

     Revenues

The company generated $286,836 in revenue during the six months ended March 31, 2002. During the same six month period last year the Company generated $136,925. The increase is due primarily to operations of 360House and the Bid Trac services contracts.

     Operating Expenses

Operating expenses for the six months ended March 31, 2002 were $783,083 compared to $691,584 for the six months ended March 31, 2001. The increase is due primarily to the increase of approximately $30,000 in technology development and website design related to the costs of a website development project and increases in marketing and related travel expenses.

During the six months ended March 31, 2002, the Company had a net loss of $521,897 compared to a net loss of $558,564 for the six months ended March 31, 2001. The decrease in net loss is due primarily to the increased revenues provided by the 360House acquisition.

Liquidity and Capital Resources

At March 31, 2002 the Company had cash of $66,609, total current assets of $106,208, total current liabilities of $397,731 and total stockholder's deficit of $925,347. Cash increased $50,064, from $16,545 on September 30, 2001, to $66,609 on March 31, 2002. The increase is due to cash generated from the operations of 360House. Other assets increased from $9,232 on September 30, 2001, to $79,232 on March 31, 2002. The increase of $70,000 is the value placed on the service contracts received in the Bid Trac acquisition. Goodwill at March 31, 2002 is $1,058,047 and represents the value placed on the 360House acquisition. There was no goodwill on the books at September 30, 2001.

The Company estimates that its monthly expenses over the next several months will be between approximately $100,000 and $120,000 per month. While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent, the Company continues to generate increased cash flow from operations; the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments received under a subscription agreement and borrowings from related parties, and anticipates that such payments will continue over the next several months. The Company expects that its additional cash needs after revenue, will be between $60,000 and $70,000 per month for the next several months. The investors under the subscription agreement have the right to suspend payments at any time due to the Company not meeting its projections. Therefore, future payments under the subscription agreements may depend, to some extent, on results of operations, and there can be no assurance that the Company will continue to receive payments if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments under the subscription agreements were to terminate, for any reason, the Company would be in immediate need of another source of capital. There can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

Risk Factors and Cautionary Statements

This quarterly report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: the ability of the Company to maintain a sufficient customer base to have sufficient revenues to fund and maintain its operations, and the ability of the Company to meet its cash and working capital needs, and to have sufficient revenues to continue operations.

                   Part II   Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds.

In March, 2002, the Company issued 160,000 shares of restricted stock to an outside unrelated third party consultant in satisfaction of a pre existing verbal agreement related to services performed in 2001.

The securities described above, were issued in reliance upon the exemptions set forth under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

On February 5, 2002, the Company filed a Form 8-K, which reported under Item 2 the acquisition of 360House.com, Inc., and on April 15, 2002, filed a Form 8-K/A, which reported under item 7 the required financial statements for the acquisition of 360House.com, Inc.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              XVARIANT, INC.


Date: May 20, 2002          By   /s/ Reed L. Benson
                              Reed L. Benson
                              President, Chief Executive Officer and Director