Form 10QSB
period 2002-06-30
XVARIANT INC
filed 2002-08-15
CIK 1034764

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
                       Exchange Act of 1934

           For the Quarterly Period ended June 30, 2002

                Commission File Number: 000-28339

                          XVARIANT, INC.
      _____________________________________________________
      (Exact name of registrant as specified in its charter)


                  Nevada                         84-1398342
         ________________________    ________________________________
         (State of Incorporation)    (IRS Employer Identification No.)


    170 South Main Street, Suite 1050 Salt Lake City, UT 84101
  _____________________________________________________________
       (Address of Principal Executive Offices) (Zip Code)


                          (801) 536-5000
        _________________________________________________
       (Registrant's telephone number including area code)

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

           Class                            Outstanding as of June 30, 2002
     ______________________                 _______________________________
       Common Stock                                17,436,000 shares

                  Part 1- Financial Information
                   Item 1. Financial Statements


                 XVARIANT, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

                              ASSETS


                                                     June 30,   September 30,
                                                      2002          2001
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash                                            $     86,424  $     16,545
  Accounts receivable, net                             108,865        25,714
  Prepaid expenses                                           -         8,700
                                                  ------------- -------------

     Total Current Assets                              195,289        50,959
                                                  ------------- -------------

  Equipment, net                                       103,937       115,978
  Other assets                                          79,232         9,232
  Goodwill                                           1,058,047             -
                                                  ------------- -------------

     TOTAL ASSETS                                 $  1,436,505  $    176,169
                                                  ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Checks issued in excess of cash in bank         $          -  $     24,144
  Trade accounts payable                               340,311       158,740
  Accrued payroll                                       10,230        10,230
  Accrued interest                                       5,893             -
  Deferred revenue                                      29,815             -
  Lines of credit                                       72,500        36,000
  Current maturities of long-term obligation            34,791        24,964
                                                  ------------- -------------

     Total Current Liabilities                         493,540       254,078
                                                  ------------- -------------

Long-term obligations, less current maturities          35,718        29,972
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value, 50,000,000
   shares authorized; 17,436,000 and 21,121,000
   shares  issued and outstanding, respectively         17,436        21,121
  Additional paid-in capital                         3,490,609     2,439,229
  Stock subscription receivable                       (570,540)   (1,215,500)
  Deficit accumulated during the development stage  (2,030,258)   (1,352,731)
                                                  ------------- -------------

     Total Stockholders' Equity (Deficit)              907,247      (107,881)
                                                  ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                   $  1,436,505  $    176,169
                                                  ============= =============

      The accompanying notes are an integral part of these consolidated financial statements.



                      XVARIANT, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                                Unaudited)


                                           For the Three Months Ended   For the Nine Months Ended
                                                    June 30,                     June 30,
                                         ----------------------------- -----------------------------
                                               2002         2001            2002          2001
                                         -------------- -------------- -------------- --------------

REVENUE                                  $     437,239  $      55,902  $     724,075  $     192,827
                                         -------------- -------------- -------------- --------------
OPERATING EXPENSES

  Salaries and employee benefits               271,137        217,234        636,319        565,415
  Marketing                                    105,988         24,195        170,451         73,934
  Technology development and website design          -         20,788         63,036         54,930
  Other                                         75,338         47,126        162,476        136,450
  Photography services                          54,590         27,589        110,644         84,672
  Consulting services                           34,659         25,500        101,675         85,000
  Rent                                          15,833         13,848         48,524         32,312
  Depreciation and amortization                 17,474         11,315         42,407         29,645
  Travel                                        14,701         12,621         37,271         29,442
                                         -------------- -------------- -------------- --------------

     Total Operating Expenses                  589,720        400,216      1,372,803      1,091,800
                                         -------------- -------------- -------------- --------------

Net Loss From Operations                      (152,481)      (344,314)      (648,728)      (898,973)
                                         -------------- -------------- -------------- --------------
OTHER INCOME (EXPENSE)

  Interest expense                              (3,149)        (2,152)        (6,936)        (6,057)
  Other income                                       -              -          4,071              -
  Loss on disposal of business                       -              -        (25,934)             -
                                         -------------- -------------- -------------- --------------

     Total Other Income (Expense)               (3,149)        (2,152)       (28,799)        (6,057)
                                         -------------- -------------- -------------- --------------

Loss before income taxes                      (155,630)      (346,466)      (677,527)      (905,030)

Income taxes                                         -              -              -              -
                                         -------------- -------------- -------------- --------------

NET LOSS                                 $    (155,630) $    (346,466) $    (677,527) $    (905,030)
                                         ============== ============== ============== ==============

BASIC LOSS PER SHARE                     $       (0.01) $       (0.02) $       (0.04) $       (0.04)
                                         ============== ============== ============== ==============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                         17,436,000     21,121,100     16,745,614     21,121,100
                                         ============== ============== ============== ==============


The accompanying notes are an integral part of these consolidated financial statements.
                                     3

                      XVARIANT, INC. AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Equity



                                                     Additional
                                Common stock         Paid-in      Subscription  Accumulated   Total
                              Shares       Amount    Capital      Receivable    Deficit       Equity
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 1, 2000
 (inception)                         -  $         -  $         -  $          -  $         -  $         -

Issuance of common stock    10,000,000       10,000    2,495,500    (2,505,500)           -            -

Payment received on common
 stock subscriptions                 -            -            -        50,000            -       50,000

Net loss for the period              -            -            -             -      (54,321)     (54,321)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2000         10,000,000       10,000    2,495,500    (2,455,500)     (54,321)      (4,321)

Recapitalization            11,121,000       11,121      (11,121)            -            -            -

Payments received on common
 stock subscriptions                 -            -      (45,150)    1,240,000            -    1,194,850

Net loss for the year                -            -            -             -   (1,298,410)  (1,298,410)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
  September 30, 2001        21,121,000       21,121    2,439,229    (1,215,500)  (1,352,731)    (107,881)

Cancellation of common
  stock in conjunction
  with officer separation
  agreements (unaudited)    (5,500,000)      (5,500)       5,500             -            -            -

Issuance of common stock
  in conjunction with
  officer separation
  agreements (unaudited)       200,000          200         (200)            -            -            -

Issuance of stock for asset
  purchase (unaudited)         450,000          450       69,550             -            -       70,000

Payments received on
  common stock subscriptions
  (unaudited)                        -            -            -       190,000            -      190,000

Issuance of common stock
  for purchase of subsidiary
  (unaudited)                1,000,000        1,000      999,000             -            -    1,000,000
                           ------------ ------------ ------------ ------------- ------------ ------------

Balance Forward             17,271,000  $    17,271  $ 3,513,079  $ (1,025,500) $(1,352,731) $ 1,152,119
                           ------------ ------------ ------------ ------------- ------------ ------------



The accompanying notes are an integral part of these consolidated financial statements.
                                     4

                      XVARIANT, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Continued)



                                                     Additional
                                Common stock         Paid-in      Subscription  Accumulated   Total
                              Shares       Amount    Capital      Receivable    Deficit       Equity
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance Forward             17,271,000  $    17,271  $ 3,513,079  $ (1,025,500) $(1,352,731) $ 1,152,119

Issuance of common stock
  for services(unaudited)      165,000          165            -             -            -          165

Stock offering costs
  (unaudited)                        -            -      (22,470)            -            -      (22,470)

Payment received on common
 stock subscription
 (unaudited)                         -            -            -       454,960            -      454,960

Net loss for the nine
 months ended June 30,
 2002 (unaudited)                    -            -            -             -     (677,527)    (677,527)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at June 30, 2002
 (unaudited)                17,436,000  $    17,436  $ 3,490,609  $   (570,540) $(2,030,258) $   907,247
                           ============ ============ ============ ============= ============ ============



The accompanying notes are an integral part of these consolidated financial statements.
                                     5




                      XVARIANT, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                                   For the Nine Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                     2002            2001
                                                                  -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                        $    (677,527) $   (905,030)
  Adjustment to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                                       42,407        29,645
     Common stock issued for services                                       165             -
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                  (73,049)      (33,843)
     (Increase) in prepaid expenses and other assets                      8,700       (10,191)
     Increase (decrease) in accounts payable                            148,863        55,169
     Increase (decrease) in accrued expenses                              1,622        10,230
     Increase (decrease) in deferred revenue                             12,391             -
                                                                  -------------- -------------

       Net Cash Used by Operating Activities                           (536,428)     (854,020)
                                                                  -------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                          -       (65,134)
  Cash received in stock exchange agreement                               2,179             -
                                                                  -------------- -------------

       Net Cash Used from Investing Activities                            2,179       (65,134)
                                                                  -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in lines of credit                                        36,500             -
  Repayments of note payable - related                                  (11,500)      (23,600)
  Principle payments on capital lease obligations                       (19,218)      (14,737)
  Decrease in checks written in excess of bank                          (24,144)           -
  Net payments Increased on common stock issuance                       622,490       979,850
                                                                  -------------- -------------

       Net Cash Provided by Financing Activities                  $     604,128  $    941,513
                                                                  -------------- -------------




The accompanying notes are an integral part of these consolidated financial statements.
                                     6

                      XVARIANT, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)



                                                                   For the Nine Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                     2002            2001
                                                                  -------------- -------------
INCREASE IN CASH                                                  $      69,879  $     22,359

CASH AT BEGINNING OF PERIOD                                              16,545           635
                                                                  -------------- -------------

CASH END OF PERIOD                                                $      86,424  $     22,994
                                                                  ============== =============

               SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

  Interest                                                        $           -  $      6,057
  Income taxes                                                    $           -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                                $         165  $          -
  Capital lease obligation for fixed assets                       $           -  $     52,254


The accompanying notes are an integral part of these consolidated financial statements.

                                     7

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
               June 30, 2002 and September 30, 2001

NOTE 1 - ACCOUNTING POLICIES

The information at June 30, 2002 and for the nine months ended June 30, 2002 and 2001 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE 2 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the nine months ended June 30, 2002 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001. The results of operations for the nine months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending September 30, 2002.

NOTE 3 - ORGANIZATION AND BUSINESS ACTIVITY

The Company is a Nevada corporation organized on October 24, 1996 under the name Almost Country Productions Inc. (ACPI). During the year ended September 30, 2001, ACPI changed its name to Xvariant, Inc. On March 15, 2001, the Company acquired Real Estate Federation, Inc. (REF) in a transaction recorded as a recapitalization of REF with the Company being the legal survivor and REF being the accounting survivor and the operating entity (Note 5). This operating Company was established to provide a new technology for the real estate market that enhances the use of the Internet in the home-buying process. The technology allows potential homebuyers to search for real estate properties from all participating real estate brokers' listings. Xvariant, Inc. (a wholly-owned subsidiary at September 30, 2001 was organized in Utah) (Xvariant Utah) designs web sites for real estate brokers. Xvariant Utah was no longer a subsidiary at December 31, 2001 (Note 6).

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
               June 30, 2002 and September 30, 2001


NOTE 3 - ORGANIZATION AND BUSINESS ACTIVITY (CONTINUED)

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

NOTE 4 - NET EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) are calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes 7 and 8 are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE 5 - RECAPITALIZATION

On March 15, 2001, the Company (formerly Almost Country Productions, Inc.) acquired Real Estate Federation, Inc. (REF), a Nevada Corporation. The combination of REF and the Company was recorded as a recapitalization of REF with the Company being the legal survivor and REF being the accounting survivor. REF the accounting survivor, was founded on September 1, 2000. After the recapitalization there were 21,121,100 shares of common stock outstanding with approximately 97 percent of those shares being held by former stockholders of REF.

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
               June 30, 2002 and September 30, 2001

NOTE 6- CONTINGENCIES

The Company entered into subscription agreements totaling $2,505,500 of which $1,934,960 was received during the period September 1, 2000 (inception) through June 30, 2002, resulting in net cash to the Company of $1,889,810.

The investor may suspend payments under the subscription agreement in the event that by March 31, 2001, and at all times thereafter the Company has not achieved, and does not continue to achieve monthly net revenues equal to 35 percent of the monthly net revenues set forth in the Company's business plan. At times during the periods from inception through June 30, 2002 and at June 30, 2002 the Company had not achieved the required monthly net revenues.

Under the agreement a shareholder is entitled to receive a business brokerage commission in consideration of its services in locating businesses with the capacity to fund the Company's business plan. The commission shall be an amount equal to five percent of the first million dollars, four percent of the second million, three percent of the third million, two percent of the fourth million and one percent of all amounts thereafter. To date the Company has paid or accrued a total of $80,850 pursuant to the commission agreement.

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

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements une 30, 2002 and September 30, 2001


NOTE 7 - OPTIONS

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

NOTE 8 - ASSET PURCHASE

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

NOTE 9 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Plan of Operation

     Xvariant, Inc. (the "Company" or "Xvariant") and its subsidiaries target real estate brokerage firms in the United States, and actively undertake efforts to sell the Company's products and services to such firms, as a means of securing a large share of the potential market for the Company's products. In addition, the Company has commenced efforts to actively sell its virtual tour services to the real estate construction industry.

     The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance. The Company is a party to subscription agreements for the sale of its restricted common stock totaling $2,500,500. Through June 30, 2002, the Company has received approximately $1,934,960 under the subscription agreements, but the funding source is under no obligation to continue making capital investments in the Company. The Company has used, and will continue to use, these funds to pay general and administrative expenses, and to develop its marketing plan, which includes participation in trade shows, direct marketing and advertising in industry publications as well as traveling to meet one-on-one with real estate brokers. Although additional funding may be terminated at any time, the Company currently believes that funding will continue until the subscription agreement is completed. It is anticipated that these funds, if received, will cover the Company's working capital needs over the next twelve months.

     The Company, under the product name Leadmaxx, hosts and maintains web site technology and search engines designed to convert traffic on real estate brokerages' web sites into leads by capturing vital prospect information and delivering it to brokerages for follow up. It was the original intent that the brokerages would make more use of their web site because the services would result in additional revenue from referrals from other brokers, in which the Company would share.

     Although the referral fee model has not proven to be profitable, what has proven valuable in the Company's system has been the ability of the technology and the Web presentation to capture valuable information concerning house buying prospects. The Company has added customer service representatives who are charged with the responsibility of contacting all those people visiting a client web site and qualifying the prospect's present intent to engage in a real estate transaction. If the prospect is deemed to be an "imminent" prospect, the brokerage is contacted and given the "hot" lead to be presented to an agent for follow up. The Company charges its clients a monthly recurring service fee in addition to a fee for each lead processed through the Company's customer service department. To date the Company has received only minimal revenue from the Lead Maxx product.

     The Company also made the determination that it must offer additional services to its customers and to prospective customers in order to attract a larger customer base. The Company targeted several types of services for the real estate industry, which are deliverable over the Internet and that are complementary to its LeadMaxx services. In pursuing its plan of expanding its service offering, in November, 2001, the Company purchased certain software from Bid Trac, Inc., a Delaware corporation ("Bid Trac"), which assists real estate brokers and agents in facilitating the purchase and sale of properties by providing agent level access in agent calendaring, showings and a property watch capability hosted by the Company and delivered via the Internet. Customers using the Bid Trac services account for approximately $8,500 per month in gross revenue.

     In January, 2002, the Company acquired 360House.com, Inc., a company that provides virtual tours and digital imaging of real estate products under the tradenames "Tour Maxx" and "Build Maxx " A virtual tour consists of 360 degree views of as many rooms of a house as the agent or broker desires to feature. The photos of the rooms must be shot with a 360 degree lens and "unwrapped" with Company software. The Company has developed and trained a network of independent photographers to take the photos in all those areas where they have contracted with real estate companies to provide the service. Because the photography does not require professionals to take the pictures, the Company has found that it has been relatively easy to locate independent contractors to provide this service. 360House currently has a data base of in excess of 55 photographers serving this function and does not foresee any significant difficulty in locating sufficient photographers in any area to service their needs. The Company is now providing its virtual tour services nationwide and has agreements with independent contractors in various states to provide local marketing and customer liason services.

     In addition to its virtual tours business for the residential real estate market, 360House provides digital 360 degree and still photography of the exterior and interior of commercial properties and provides a unique service for the construction industry under the tradename "Build Maxx." Although in excess of 90% of the Company's revenues are derived from the residential real estate business, these other potential market segments, such as the building industry, are not being serviced by competitors, and the Company has targeted the commercial real estate industry and the construction industry for active marketing.

     360House also allows agents or brokerages to print property flyers with all of the listing information and photos of the house and its rooms from the Company website. On today's sophisticated color printers the resulting product looks professionally printed at a fraction of the cost of traditional printing media. The website also furnishes detailed statistical information concerning the number of website visits by potential purchasers and helps the agent to gauge the effectiveness of its advertising program. For the most recently ended quarter approximately 75% of the Company's revenues were generated from sales of virtual tours and related products.

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

Results of Operations for the three months ended June 30, 2002 and June 30,
2001

     Revenues

     The Company generated $437,239 in revenue during the three months ended June 30, 2002. During the same three-month period in 2001 the Company generated revenue of $55,902. The increase is due to the acquisition of 360House and its operations and the Bid Trac service agreements.

     Operating Expenses

     Operating expenses for the three months ended June 30, 2002 were $589,717 compared to $400,216 for the three months ended June 30, 2001. The increase is due primarily to the addition of the operations of 360House, which has resulted in large increases in salaries, photography expenses and marketing. Salaries and employee benefits increased approximately $53,903 over last year due to the increased number of employees. Marketing includes tradeshows and media advertising which increased over last year by approximately $81,793, but it also includes payments to 360House sales affiliates located throughout the country for sales and marketing services in locating new customers. Payments to such affiliates aggregated approximately $83,000. Finally, photography expenses increased approximately $27,000.

     During the three months ended June 30, 2002, the Company had a net loss of $155,628 compared to a net loss of $346,466 for the three months ended June 30, 2001. The decrease in net loss results primarily from the addition of 360House operations and the Bid Trac service contracts.

Results of Operations for the nine months ended June 30, 2002 and June 30,
2001

     Revenues

     The Company generated $724,075 in revenue during the nine months ended June 30, 2002. During the same nine month period in 2001 the Company generated $192,827. The increase is due primarily to operations of 360House and the Bid Trac services contracts.

     Operating Expenses

     Operating expenses for the nine months ended June 30, 2002 were $1,372,803 compared to $1,091,800 for the nine months ended June 30, 2001. The increase is due primarily to the addition of 360House operations, which has resulted in increases in salaries employee benefits of $70,904, marketing expenses of $96,517 and photography services of approximately $25,972.

     During the nine months ended June 30, 2002, the Company had a net loss of $677,528 compared to a net loss of $905,030 for the nine months ended June 30, 2001. The decrease in net loss is due primarily to net income generated by the 360House operations.

Liquidity and Capital Resources

     At June 30, 2002, the Company had cash of $86,424, total current assets of $195,289, total current liabilities of $493,540 and total stockholder's equity of $907,247. Cash increased $69,879, from $16,545 on September 30, 2001, to $86,424 on June 30, 2002. The increase is due to cash generated from the operations of 360House. Other assets increased from $9,232 on September 30, 2001, to $79,232 on June 30, 2002. The increase of $70,000 is the value placed on the service contracts received in the Bid Trac acquisition.
Goodwill at June 30, 2002 is $1,058,047 and represents the value placed on the 360House acquisition. There was no goodwill on the books at September 30, 2001.

     The Company estimates that its monthly expenses over the next several months will be between approximately $100,000 and $120,000 per month. While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent the Company continues to generate increased cash flow from operations, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments received under a subscription agreement and borrowings from related parties, and anticipates that such payments will continue over the next several months. The Company expects that its additional cash needs after revenue, will be between $50,000 and $60,000 per month for the next several months. The investors under the subscription agreement have the right to suspend payments at any time due to the Company not meeting its projections. Therefore, future payments under the subscription agreements may depend, to some extent, on results of operations, and there can be no assurance that the Company will continue to receive payments if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments under the subscription agreements were to terminate, for any reason, the Company would be in immediate need of another source of capital. There can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

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

                   Part II - Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         In July, 2002, the Company issued 25,000 shares of restricted stock to an outside unrelated third party consultant in partial satisfaction of a consulting services agreement.

         The securities described above, were issued in reliance upon the exemptions set forth under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  XVARIANT, INC.


Date: August 13, 2002         By     /s/ Reed L. Benson
                                --------------------------------------------
                                     Reed L. Benson
                                     President, Chief Executive Officer and
                                     Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Xvariant, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Reed L Benson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Reed L. Benson
-----------------------------
Reed L Benson
Chief Executive Officer

Date:  August 13, 2002

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Xvariant, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Reed L Benson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

      (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Reed L. Benson
----------------------
Reed L Benson
Chief Financial Officer

Date:  August 13, 2002