Form 10KSB
period 2002-09-30
XVARIANT INC
filed 2003-01-29
CIK 1034764

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

           For the fiscal year ended September 30, 2002

                Commission File Number: 000-28339

                          XVARIANT, INC.
                         ---------------
      (Exact name of Registrant as specified in its Charter)

              Nevada                                 84-1398342
   -------------------------------                 --------------------
   (State or other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)


  170 South Main Street #1050, Salt Lake City, Utah 84101
    --------------------------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

     State issuer's revenues for its most recent fiscal year.  $1,382,954.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 22, 2003, was $15,024,005.

     As of January 22, 2003, the Registrant had outstanding 13,561,100 shares of its common stock.

     Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                                Page No.

Item 1.  Description of Business...........................................1
Item 2.  Description of Property...........................................7
Item 3.  Legal Proceedings.................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...............7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........7
Item 6.  Management's Discussion and Analysis or Plan of Operation.........9
Item 7.  Financial Statements........................................14, F-1
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.........................................14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act................15
Item 10. Executive Compensation...........................................16
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................17
Item 12. Certain Relationships and Related Transactions...................19
Item 13. Exhibits and Reports on Form 8-K.................................20
Item 14. Controls and Procedures..........................................20
Signatures................................................................21
Certifications............................................................22

The information contained in this Form 10-KSB for the fiscal year ended September 30, 2002, is as of the latest practicable date except for financial information, which relates to the fiscal year.

                              PART I
                 ITEM 1.  DESCRIPTION OF BUSINESS

History

      Xvariant, Inc. (the "Company") was organized on October 24, 1996, under the laws of the State of Nevada, as "Almost Country Productions, Inc.," for the purpose of producing and marketing music. In approximately March 1997, the Company sold 100,000 shares of its common stock at $.30 per share in an offering pursuant to Rule 504 and Section 3(b) of the Securities Act of 1933. In November, 2000 the Company discontinued its music production business and actively sought new business opportunities.

      On March 15, 2001, the Company completed the acquisition of Real Estate Federation, Inc. ("REF"), pursuant to a Stock Purchase Agreement (the "Agreement") between the Company and the shareholders of REF. (See "Acquisition of REF" below).

      The Company changed its name to "Xvariant, Inc.," in August, 2001.

      In January, 2002, the Company completed the acquisition of 360House.com, Inc., a Utah corporation ("360House"), pursuant to a Stock Exchange Agreement (the "Exchange Agreement") among the Company, 360House, and the shareholders of 360House. (See "Acquisition of 360House" below).

      Acquisition of REF

      The Company acquired REF as a wholly owned subsidiary by issuing 20,500,000 shares of the Company's authorized common stock, 20,000,000 of which were issued to the shareholders of REF in exchange for their interests in REF, and 500,000 of which were issued as a fee to one of the Company's shareholders. The newly issued shares aggregated approximately 97% of the then issued and outstanding shares of the Company, and resulted in a change in control of the Company. At the closing of the acquisition, REF had no liabilities other than ordinary overhead expenditures, a real estate lease obligation, employment agreements with the three founders of REF, and a consulting agreement with another shareholder of REF. REF had no significant assets other than its intellectual property, copyrights, and computers used to deliver its service. It did, however, have a subscription agreement with one of its shareholders to provide up to $2,500,000 in capital funding over the next one-year period. To date, approximately $2,300,000 has been received and utilized to pursue Company business operations.

      On or about October 12, 2001, 5,500,000 shares were cancelled in connection with Separation Agreements entered into by two of the founders, Messrs. Craig and Knapp. Messrs. Craig and Knapp were each reissued 100,000 shares of restricted common stock, and were paid $12,500 and $17,500, respectively, as reimbursement for all accrued salary, benefits and expenses. On or about July 12, 2002, Mr. Thomas Wright, a founder, agreed to cancel 4,400,000 shares owned by him pursuant to an employment arrangement of that date. Mr. Wright was paid a total of $12,500 as reimbursement for all accrued salary, benefits and expenses. A total of 500,000 shares of common stock was reissued to Mr. Wright.

      Acquisition of Bid Trac

      In November, 2001, the Company issued 450,000 shares of restricted common stock to Bid Trac, Inc. ("Bid Trac"), for the acquisition of certain assets and software that allowed the Company to provide an additional on-line service to its customers, and six contracts with customers subscribing to the service. In addition, the Company granted to Bid Trac, a warrant to purchase up to 600,000 shares of common stock at an exercise price of $2.00 per share, exercisable at any time prior to November 21, 2011. The warrant provides that, in the event gross revenue derived from the Bid Trac service contracts was less than $200,000 for the twelve months following the acquisition, only 300,000 shares could be purchased by Bid Trac, and if gross revenue was less than $100,000 for such twelve month period, then the warrant terminated and no shares could be purchased. Gross revenue from the Bid Trac contracts aggregated less than $100,000 for the initial twelve months following the acquisition.

      Acquisition of 360House

      In January, 2002, the Company completed the acquisition of 360House.com, Inc., a Utah corporation ("360House"), under the terms of a Stock Exchange Agreement (the "Exchange Agreement") among the Company, 360House, and the shareholders of 360House.

      The Company acquired 360House as a wholly-owned subsidiary by initially issuing 1,000,000 shares of the Company's authorized common stock to the shareholders of 360House in exchange for all of the outstanding stock of 360House. In addition, the Exchange Agreement provides for the issuance of additional shares of the Company's common stock based on the performance of
360House.   The Company has agreed to issue stock, including the 1,000,000 shares issued upon execution of the Agreement, at a price equal to either (a) a value equal to six times 360House's earnings before interest, taxes, depreciation and amortization ("EBITDA") in the twelve month period ending December 31, 2003 ("Earnout Shares"); or (b) the value defined by a valuation consultant agreed to by the parties (the "Earnout"). Either party may demand an independent valuation, and the party making such demand must bear the cost. The value of the Company's common stock for purposes of the Earnout, shall be calculated based on the average closing price of the stock for the 30 trading days prior to December 31, 2003.

      At the closing of the acquisition, 360House had no significant tangible assets except computers, office furniture and equipment, and general files for its three employees. It had what it believed was, however, significant and valuable intellectual property, including, trademarks and internally developed software and web technology. 360House had no liabilities other than ordinary overhead expenditures, and employment agreements with Glade Jones, the President of 360House, and Andy Evans, the founder and Chief Executive Officer of 360House. Although the employment agreements are obligations of 360House, the Company assumed the obligations to ensure that the salaries were paid for the six months following the acquisition to the extent that 360House did not have the cash flow to satisfy the salary obligations. Additionally, the Company had the obligation, for a period of six months from the acquisition, to ensure that 360House operating expenses were paid to the extent there was a cash shortfall in 360House in meeting such expenses, which condition has been satisfied.

      The Exchange Agreement contains an option allowing the shareholders of 360House to unwind the transaction in certain events. In the event the shareholders of 360House do not desire to accept the Earnout Shares at December 31, 2003, they may surrender all of their shares in the Company and all of the issued and outstanding common stock of 360House shall be returned to the shareholders of 360House. In such event, however, the Company has the option to retain the 360House shares and pay the value calculated at December 31, 2003 to the 360House shareholders in cash. In addition, if at any time prior to the issuance of the Earnout Shares, the Company does anything that negatively impacts the ability of 360House to conduct its business or would result in a material adverse dilution of the 360House shareholders' interest in the Company, the 360House shareholders may exercise their option to unwind the transaction.

Business of Company

      Background

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

      The Company has developed the technology and Internet search engines that allow a real estate company to overcome the shortfalls of existing technology and still take advantage of the public's desire to have ready access to information. The Company search engines unify the listings of independent brokerage firms enabling prospective buyers to view listings from many brokerage firms.

      In addition, and probably more important to real estate brokerage companies, the Company's products are designed to capture data about the prospect and store it for follow up by the Company's agents. Management believes the existence of qualified leads means more contact with interested and qualified buyers for the agents, which in turn generates more sales commissions. Both the agents and the brokerage company benefit from this collection of information.

      The collection of information for lead generation allows a brokerage company to allocate marketing resources to drive people to their site secure in the knowledge that a visit by a serious buyer will result in valuable
information being captured.   The Company's products allow its broker
customers to increase the effectiveness of the leads generated by visits to their web sites through capturing valuable information about the prospective buyer and giving the agents qualified leads the agent would not otherwise have had.

      Services

      The Company provides Internet-delivered lead generation, lead qualification, and digital imaging services primarily to the real estate industry and in the last year has rebranded the services acquired from its acquisitions to provide a unified suite of products for brokers and agents. The Company is marketing its lead generation services as "LeadMaxx" and its digital imaging services as "TourMaxx".

      LeadMaxx services include the following components:

      a. "Plug in" IDX/VOX search engine customized to meet the needs and desires of customer brokerage firms. Real estate companies can choose as little or as much as they desire to increase lead generation results.

      b. LeadMaxx has a comprehensive, integrated backend that helps to manage internet leads generated by using LeadMaxx and also can be used as a front desk to manage other leads the broker generates. The backend has statistical reporting to show how many views each property gets from the broker's web site and how many e-mail updates are sent to potential buyers and tracks agent performance in converting leads to appointments, showings and closings.

      c. LeadMaxx offers lead qualification services through both e-mail contact and call center personal contact with potential buyers, to ensure the highest percentage of lead conversion.

      d. LeadMaxx customizes each potential property buyer's experience to the broker's Internet site by providing a personalized web page to store favorite properties. This allows a potential customer browsing the Internet to schedule appointments to see properties while they are online, and the program will send automatic, custom e-mail updates of new listings that come with the brokerage firm's branding every morning to the potential customers' e-mail addresses.

      e. LeadMaxx personnel can also design and build, and the Company hosts and maintains comprehensive, sophisticated, functional, service-oriented productive web sites for its customers.

      TourMaxx services include the following components:

      a. The TourMaxx principal service includes a photography service that presents a virtual tour of a real estate listing to better display a listed home for potential buyers. The virtual tour consists of 360 degree views of as many rooms of a house as the agent or broker desires to feature. The photos of the rooms must be shot with a 360 degree lens and then "unwrapped" with Company software. The Company has developed and trained a network of independent photographers to take the photos in all those areas where they have contracted with real estate companies to provide the service. Because the photography does not require professionals to take the pictures, the Company has found that it has been relatively easy to locate independent contractors to provide this service. The Company currently has a data base of over 155 photographers serving this function and does not foresee any significant difficulty in locating sufficient photographers in any area to service their needs. As virtual tours become more in demand nationwide, the Company expects the market for virtual tours to grow rapidly.

      b. TourMaxx also provides digital still photography of the exterior and interior of any home and presents it on the Internet. Management believes website presentation and high-resolution copies of photos taken make this an attractive and cost effective substitute when a virtual tour is not available. These still tours can be done on a self service basis. Agents can take their own photos and upload them onto their website using the Company interface.
The Company also has a training cd-rom that explains the entire process from start to finish with detailed explanations and informative videos.

      c. TourMaxx allows an agent or brokerage to print advertisement flyers with all of the listing information and photos of the house and its rooms directly from the client's website. With today's sophisticated color printers the resulting product looks professionally printed at a fraction of the cost.

      d. TourMaxx services also include detailed statistical information concerning the number of website visits by potential purchasers to the individual listings and helps to gauge the effectiveness of the virtual tours and many other features to make an agent more successful in selling their product.

      e. TourMaxx can communicate with buyers using automated surveys to improve customer satisfaction. Tour data is displayed at company, employee, vendor/sub or customer level and is displayed in an easy to read chart, graph and text format.

      f. TourMaxx also includes a service to highlight community amenities, facilities, vacant lots and available housing inventory for a subdivision developer to allow the potential buyers to become acquainted with the area in which they intend to live.

      TourMaxx virtual tour services have been customized to provide a similar service for the construction industry, under the name "PhotoPhase." With Company software a builder can create an interactive photo scrapbook of the construction process. The photos can be taken by the Company photographers or by the builder at various stages of the construction and then the photos are uploaded to a web page to allow the builder to communicate with his potential "spec" purchaser or custom purchaser. This service comes with an automatic survey module that lets the builder know the reaction of potential customers throughout the build process. The Company has recently entered into contracts with two of the largest home builders in the United States, and proposes to pursue this part of the real estate industry during 2003.

      The Company generates its revenue by charging fees for its services. The Company charges a brokerage company or an individual agent a flat fee for each real estate listing that employs a virtual tour, which fee ranges from $55 to $99 per tour, depending on volume and other factors. The Company also charges for other service transactions. The Company will enter into longer term contracts with real estate brokerages to provide the TourMaxx services. The contracts are generally for one to two years. Fees for the LeadMaxx services are a monthly service fee ranging from $500 to $5,000 based on the number of real estate offices being served by the Company and the level of service being performed. Similarly, the LeadMaxx customer contracts are for periods ranging from one to two years. The Company may also charge a per lead fee of $3 to $5 for each lead qualified by the Company customer service personnel if the customer chooses to employ that service.

      In the fiscal year ended September 30, 2002, approximately 78% of the revenue derived by the Company was from providing the TourMaxx services and 22% was derived from LeadMaxx services.

      To date, the Company has marketed its services to the real estate industry primarily through personal contact with larger brokerage companies. The Company has attended major real estate trade shows since its inception as an exhibitor. The service introduction has been well received and resulted in numerous contacts with real estate brokerages with which the Company has been actively attempting to enter into service agreements. In addition, marketing literature has been selectively mailed to the largest brokerage companies throughout the United States. Combined, these sales efforts have resulted in 12 real estate brokerages in different states signing contracts to receive the LeadMaxx services which have been implemented by the Company. Approximately 15 brokerage companies have entered into contracts with the Company for the TourMaxx services. The Company provided an average of 1680 virtual tours per month in the last fiscal year during the nine months since the 360House acquisition, which is an increase of over 600 tours per month over the previous year when the services were provided by 360House before the acquisition by the Company.

      The Company also provides web design, web development, and supporting web services to clients and prospective customers, and generates additional income for the services it provides.

Intellectual Property Protection

      The Company has developed certain Internet search engine technology it believes gives the Company a competitive advantage in servicing its customers. The Company has filed a preliminary patent application on the LeadMaxx search engine application, and is waiting for a response from the patent office. The Company is unsure of its financial ability to complete the patent process, and there can be no assurance that a patent will be issued.

      The Company protects its trade secrets through use of confidentiality agreements with its employees and customers.

Major Customers

      Approximately 43% of all Company revenue for fiscal year 2002 was derived from the Company's largest five customers. As more customers are added to the services it is expected that the percentage received from those customers will be reduced significantly. All five of these customers are subscribers to the TourMaxx service.

Competition

      The Company is not aware of other competitors that provide all the same services to the real estate industry as the Company. However, there are many companies that provide general Internet delivered services to the real estate industry and many companies that provide virtual tour services. The virtual tour business has very low barriers to entry, as a result of which there are numerous local and regional companies in the business. To the Company's knowledge, there are currently only three companies on a national level, one of which is the Company. Many of the competitive services include portions of the services the Company provides and are perceived by potential customers as being competitive even though they do not provide all of the services the Company offers. Some or all of the competitors providing such services may have greater financial resources than the Company.

Employees

      The Company and its two subsidiaries currently employ 17 people at the Company's executive offices in Utah and one sales representative in Pennsylvania and one in Illinois. It also has engaged a consultant in Atlanta. The Company has used over 155 independent contractors who provide photography services for the TourMaxx services and 26 independent sales agents or affiliates in various states who coordinate sales efforts in their areas and act as customer liaison for brokerage customers. Such affiliates are compensated based on a percentage of the revenue generated from customers they service.

Consulting Agreement

      In the beginning of September, 2000, Applied Technology Consultants, Inc., ("ATC") a Nevada Corporation, entered into a consulting agreement with REF under the terms of which it is to be paid $5,000 per month for a term of three years ending on August 31, 2003. ATC is a shareholder in the Company. In addition, ATC entered into an agreement under the terms of which it is entitled to a finder's fee for locating investment capital funding for the operations of the Company. The finder's fee is to be a percentage of the investment proceeds actually received by the Company and is to be paid as such funds are received. The finder's fee percentage is 5% of the first million dollars received, 4% of the next million dollars received and 3% of any additional funds received. To date, ATC has received $33,600 in finder's fees and $20,000 in consulting fees. At September 30, 2002, the Company owed ATC $211,750, of which $100,000 was for consulting services, $42,450 was for a short term loan and the remainder for finder's fees. Mr. Reed L. Benson, who is an officer and director of the Company, is also an officer and director of ATC and derives income from ATC.

Government Regulation

      The Company's business activities are subject only to general governmental regulations.



                 ITEM 2.  DESCRIPTION OF PROPERTY

      The executive offices of the Company are located at 170 South Main Street, Suite 1050, Salt Lake City, Utah 84101. REF entered into a lease beginning in September, 2000, for a three year term ending October 31, 2003. The lease covers approximately 2,700 square feet of office space at a rate of $4,616 per month. The Company has no other properties.


                    ITEM 3.  LEGAL PROCEEDINGS

      There are no legal proceedings pending against the Company, and, to the best knowledge of the Company, no litigation has been threatened.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no shareholders' meetings during the fiscal year.


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

Calendar Quarters                       High Bid       Low Bid
-----------------                       --------       --------

Fiscal 2001

Quarter ended December 31, 2000         $  0.625       $ 0.625
Quarter ended March 31, 2001               3.25          0.25
Quarter ended June 30, 2001                3.25          2.75
Quarter ended September 30, 2001           3.50          2.75

Fiscal 2002

Quarter ended December 31, 2001         $  2.75        $ 0.66
Quarter ended March 31, 2002               2.00          0.51
Quarter ended June 30, 2002                3.25          2.14
Quarter ended September, 2002              5.00          2.75

Fiscal 2003

Quarter ended December 31, 2002         $  3.20        $ 2.90

     On January 22, 2003, the closing bid price of the Company's common stock was $2.80 per share, the high bid price was $2.80 share and the low bid price was $2.80 share. As of January 22, 2003, the Company had 13,561,100 shares of its common stock issued and outstanding, and there were approximately 132 shareholders of record.

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

     The Company believes that the following issuances of shares of common stock, notes, debentures and other securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof. Each security was issued subject to transfer restrictions. Each certificate for each security bears a restrictive legend. Each investor made representations to the Company that he or it was suitable for the investment, and that the security was acquired for investment purposes.

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

     In November, 2001, the Company issued 450,000 shares of restricted common stock to Bid Trac, Inc. ("Bid Trac"), in exchange for certain assets, including customer contracts and software that allows the Company to provide an additional on line service to its customers and six customer contracts subscribing to the service. In addition, the Company granted to Bid Trac warrants to purchase up to 600,000 shares of common stock at an exercise price of $2.00 per share, at any time prior to November 21, 2011. However, the warrant provides that in the event gross revenue derived from the Bid Trac subscription fees is less than $200,000 for the twelve months following the acquisition, only 300,000 shares may be purchased by Bid Trac, and if gross revenue is less than $100,000 for that period then the warrant terminates and no shares may be purchased.

     In November, 2001, the Company granted stock options to Mr. Reed L. Benson, currently the CEO and director of the Company, to purchase up to 500,000 shares of stock at $1.09 per share pursuant to the Company's Stock Option Plan. The option price represents the fair market value of the Company's stock on the date of grant. The options vest one third upon grant, one third in one year from the date of grant, and one third in two years from the date of grant, contingent upon Mr. Benson remaining an officer or director for such time.

     In addition, also in November, 2001, the Company granted options to an outside independent contractor to purchase 100,000 shares of stock at an exercise price of $1.09 per share. All options vested upon grant. The contractor provides accounting services to the Company and the options are in lieu of cash compensation.

     In January, 2002, the Company issued 500,000 shares to Mr. Glade M. Jones, President of the Company, in partial consideration of the acquisition of 360House (See "ITEM 1. DESCRIPTION OF BUSINESS: Acquisition of 360House"). The Company also issued 500,000 shares to Andy Evans also in consideration of the acquisition of 360House.

     In March, 2002, the Company issued 165,000 shares of restricted stock to an outside unrelated third party consultant in satisfaction of a pre-existing verbal agreement related to services performed in 2001.

     In April, 2002, the Company issued 25,000 shares of restricted stock to an outside unrelated third party consultant pursuant to a Consulting Agreement and also granted options to the consultant to acquire 500,000 shares of Company common stock at an exercise price of $0.65 per share. The options are for a term of ten years. The options vest one third upon grant, one third one year from grant and one third two years from the date of grant. If the consultant ceases to consult with the Company by his choice at any time before vesting, all of the unvested options expire. If the Company terminates the consultant's agreement all unvested options then become vested.

     Effective February 8, 2002, the Company granted an employee, Mr. Thomas Wright, stock options to acquire up to 2,000,000 shares of common stock of the Company, at an exercise price of $1.08 per share. These options vest only upon the achievement of certain milestones by the Company and personal performance by the employee and, in addition, if the performance milestones are met, they vest one third upon the date of grant, one third one year thereafter and one third two years after the date of grant. This grant was made in conjunction with the cancellation of 4,400,000 shares of stock held by Mr. Wright and the issuance of 500,000 shares of newly issued stock.

     Effective as of March 1, 2002, the Company issued stock options to six employees which aggregate 165,000 shares at an exercise price of $1.08. The options are for a term of ten years or the date that is one year from the date
that an employee ceases to be an employee of the Company.   The options vest
in increments of one third each, with one third vesting on the date of grant and one third each year thereafter until fully vested.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information, Cautionary Statements and Risk Factors

     This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of the products and services of REF; (iii) the ability of the Company to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market, particularly within the technology sector; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Plan of Operation

     The Company continues to target the top 500 real estate brokerage firms in the United States, and to actively undertake efforts to sell the Company's products and services to such firms, as a means of attempting to secure a larger share of the market in selected real estate markets in the United States. The Company will undertake active efforts to enter into contracts with the larger real estate brokers in each of these market areas.

     The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance. The Company is a party to subscription agreements for the sale of its restricted common stock totaling $2,500,000. Through December 31, 2002, the Company has received approximately $2,300,000 under the subscription agreements, but the funding source is under no obligation to continue making capital investments in the Company. The Company has used, and will continue to use, these funds to pay general and administrative expenses, and to develop its marketing plan, which includes participation in trade shows and direct marketing as well as traveling to meet one-on-one with real estate brokers. Although additional funding may be terminated at any time, the Company currently believes that funding will continue until the subscription agreement is completed. At the time that the funding is completed, if the Company has not achieved a breakeven status, the Company will begin a program of cost reduction and seek
additional investment capital to cover any cost shortfall.   It is anticipated
that cost reductions and additional investment, if received, will cover the Company's working capital needs over the next twelve months.

     The Company originally developed technology designed to convert traffic on real estate brokerages' web sites into leads by capturing vital prospect information and delivering it to brokerages for follow up. It was the intent that the brokerage firms would obtain greater value from their sites because of referrals generated through the Company's system. The Company was to share in the referral fees so generated. In practice, the referral fee model has not proved to be viable.

     However, what has proven to be more valuable in the Company system has been the ability of the technology and the Web presentation to capture valuable information concerning house buying prospects. The Company has added customer service representatives who are charged with the responsibility of contacting all those people visiting a client web site and qualifying the prospect's present intent to engage in a real estate transaction. If the prospect is deemed to be an "imminent" prospect, the brokerage is contacted and given the "hot" lead to be presented to an agent for follow up. This service of qualifying prospect leads and presenting to a customer is currently being sold by the Company.
The Company is charging its clients a monthly recurring service fee.   To
date, there are 15 brokerage customers that have engaged the Company to provide the lead generation services, which generate approximately $20,000 per month in service revenue.

     The Company determined that it needed to offer additional services to its customers and to prospective customers in order to attract a larger customer base. The Company, in the past year, acquired the Bid Trac product offering and acquired 360House.com to increase its product offerings. The Bid Trac services have been largely converted to LeadMaxx and the combined offerings of lead generation and a virtual tour capability has increased the Company's exposure in the real estate industry and greatly increased the Company's
revenues.    Currently, all of the sales presentations made by the Company consist of the bundled services of the LeadMaxx and TourMaxx services. Revenue from the TourMaxx services constituted approximately 78% of the total revenue of the Company for the year ended September 30, 2002. The Company intends to continue to search for complementary services to offer to its customers and, if acquired, they will also be included in the bundle of services offered to Company customers.

Results of Operation

     Revenues

     The Company has generated a total of $1,382,954 in revenue for the year ended September 30, 2002, compared with revenue of $266,136 for the year ended September 30, 2001. The increase in revenue is due primarily to the acquisition of 360House. The revenue from virtual tours of approximately $1,130,000, was all generated during the last three quarters of the fiscal year following the 360House acquisition.

     Operating Expenses

     The Company incurred total operating expenses of $2,804,082 for the year September 30, 2002, compared to total operating expenses of $1,556,864 for the year ended September 30, 2001. The increase of $1,247,218, as explained more fully hereafter, is primarily due to expenses incurred in connection with the issuance of stock and options for services to unrelated third parties, payments of compensation to sales affiliates managing TourMaxx customer accounts, increases in salaries and employee benefits, sales and marketing, and photography services.

     The Company issued stock and stock options for consulting services to unrelated third parties and incurred an expense of $434,952, which accounts for approximately 35% of the increase in expenses. The Company also paid its sales affiliates approximately $500,000, which accounted for another 40% of the increase in expenses.

     The Company's largest expense is for salaries and employee benefits, which was in the amount of $914,745 for the year ended September 30, 2002 compared to $927,493 for the year ended September 30, 2001. The Company terminated several executive level employees at the beginning of the fiscal year and the savings resulting from those terminations offset an increase in the number of employees. The decrease of $12,748 in salaries and employee benefits results from the termination of the executives being offset by the
acquisition of 360House and its employees.    The Company has increased the
number of employees from 9 to 19, of which increase 10 is attributable to 360House.

     The Company's sales and marketing expenses for the year ended September 30, 2002 was $610,510 compared to sales and marketing expenses of $81,548 for the year ended September 30, 2001. The increase of $528,962 is due primarily to the addition of 360House sales and marketing expenses, which included expenses of approximately $500,000 in payments to outside sales affiliates.

     The Company incurred photography expenses of $207,966 for the year ended September 30, 2002, compared to photography expenses of $106,413 for the year ended September 30, 2001. The increase of $101,553 was attributed to the acquisition of 360House and a general increase in the number of virtual tours sold.

     The Company incurred consulting expenses of $494,787 for the year ended September 30, 2002 compared to consulting expenses of $112,299 for the year ended September 30, 2001 or an increase of $382,488. This increase was due primarily to issuances of stock and stock options for services, which aggregated $434,952 and also to hiring of a Company consultant in Atlanta.

     Other expenses, which includes all expenses not specifically listed on the Statement of Operations, such as printing, data communications connections, telephone, and programming, aggregated $337,825 for the year ended September 30, 2002 as compared to $123,917 for the year ended September 30, 2001. The increase was due primarily to the addition of 360House and its related general operating expenses.

     During the year ended September 30, 2002, the Company expended a total of $5,517 compared to $62,772 for the year ended September 30, 2001, for technology development and website design. The decrease was due primarily to completion of the Company's website design projects and hiring of in-house personnel to perform that function.

     Net Losses

     The Company had a net loss in the amount of $1,460,116 for the year ended September 30, 2002 compared to a net loss of $1,298,410 for the year ended September 30, 2001. The net loss increased by $161,706 in spite of the operations of 360House and the increased revenues derived from the virtual tour operations. However, there were one-time expenses of $434,952 related to the stock issuances for services as discussed above.

Liquidity and Capital Resources

     At September 30, 2002, the Company had cash of $5,127, total current assets of $110,787, current liabilities of $638,296, and total stockholders' equity of $689,665. The Company experienced negative cash flow from operations during the fiscal year ended September 30, 2002 of $678,896, which was met by investor capital contributions pursuant to subscription agreements. The Company expects to continue to experience negative cash flow until the sales and marketing of the LeadMaxx services and the TourMaxx services result in contract revenue that exceed the fixed costs of operations, which is estimated to be achieved sometime during the current fiscal year.

     The Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments under subscription agreements, and anticipates that such payments will continue over the next several months. Since September 30, 2002 and through January 21, 2003, the Company has received a total of $225,000 in payments under subscription agreements, and anticipates that payments will continue over the next several months, at a minimum of $50,000 per month. However, as of the date of this Form 10-KSB, the investors under the subscription agreements have the right to suspend payments under the subscription agreements, which are due to be fully satisfied after the payment of an additional approximate $175,000. Additional investor capital after the full funding of the existing subscription agreements will result in greater dilution to the existing
shareholders.   Therefore, future payments under the subscription agreements may depend, to some extent, on results of operations, and there can be no assurance that the Company will be able to attract new investors or that the current venture investors will continue to fund operations if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments under the subscription agreements were to terminate, for any reason, the Company would be in immediate need of another source of capital. There can be no assurance that, in such event, the Company will be able to locate a source of capital, or on terms acceptable to the Company or to reduce costs sufficient to maintain the operations of the Company at its current level.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," were recently issued. SFAS No. 141, 142, 143, and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement them no later than January 1, 2003.

     In October 2002, the FASB issued Statement No. 147 "Acquisitions of
Certain Financial Institutions   an amendment of FASB Statements No. 72 and
144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

     In December 2002, the FASB issued Statement No. 148 "Accounting for
Stock-Based Compensation   Transition and Disclosure   an amendment of FASB
Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

Inflation

     During fiscal 2002, there was no material impact on the Company from inflation.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements required by this Item 7 begin on Page F-1 and are located following the signature page and officer certification. All information which has been omitted is either inapplicable or not required.

     Independent Auditors' Reports
      Report of HJ & Associates, LLC for year ended September 30, 2002....F-1
      Report of Grant Thornton LLP for year ended September 30, 2001......F-2

     Consolidated Balance Sheet as of September 30, 2002..................F-3

     Consolidated Statements of Operations for the years ended
     September 30, 2002 and September 30, 2001 ...........................F-4

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 2002 and 2001, and cumulative from
     September 1, 2000 (inception) through September 30, 2000.............F-5

     Consolidated Statements of Cash Flows for the years ended
     September 30, 2002 and September 30, 2001............................F-7

     Notes to Consolidated Financial Statements...........................F-9


    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

      During the fiscal year, there have been no disagreements with accountants, but the Company changed its accountants from Grant Thornton LLP, to HJ & Associates, L.L.C. on or about August 7, 2002. The Company reported this change in accountants in a Form 8-K filed on or about August 14, 2002. (See "ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K").

                             PART III
      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS, COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth (i) the names of the executive officers,
(ii) their ages as of the date of this Form 10-KSB and (iii) the capacities in which they serve Xvariant:

Name               Age     Position                           Officer Since
-----------------  ------  ---------------------------------  --------------
Reed L. Benson      56     Chief Executive Officer,           2001
                           Chief Financial Officer
                           and Director

Glade M. Jones      38     President and Director             2002*

Andy Evans          29     Chief Technical Officer            2002*
                           and Director

*Messrs. Jones and Evans were appointed directors in connection with the acquisition of 360House. (See "ITEM 1. BUSINESS: Acquisition of 360House").

      Reed L. Benson was appointed Chief Executive Officer, President and a Director of the Company on October 12, 2001. On November 15, 2002, he resigned as President, but continues to serve the Company as a Director and as Chief Executive Officer and Chief Financial Officer. From October, 1999 to October, 2001, Mr. Benson was engaged in the private practice of law and business management of personal assets. From July 1995 to October, 2001, Mr. Benson served as Vice President, Secretary, and General Counsel for Data Broadcasting Corporation, a publically-traded company providing real time financial market information to private investors. From August 1987 to July 1995, Mr. Benson was General Counsel and Secretary of Broadcast International, Inc., a publically-traded company which furnished satellite communications services for businesses. Mr. Benson is President of Applied Technology Consultants, Inc., which has a consulting contract with the Registrant (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Mr. Benson is a licensed attorney in the State of Utah. He received his J.D. degree, from the University of Utah in 1976.

      Glade M. Jones was appointed Executive Vice President and Director of the Company on January 28, 2002 and was appointed President of the Company on November 15, 2002. From September 2000 to January 2002, Mr. Jones served as President of 360House.com, Inc., a privately held corporation providing Internet delivered photographic virtual tours of real estate for real estate brokerage companies. From January 1997 to September 2000 Mr. Jones was President of Calute Homes, a privately held residential construction company and prior to that was Vice President of Calute Homes from May 1992 to January 1997. From January 1992 to September 2000 he was also Vice President of Blackburn Jones Real Estate, Inc., a privately held real estate brokerage company. Mr. Jones received his Masters of Business Administration from Brigham Young University in 1992.

      Andy Evans was appointed Chief Technical Officer and Director of the Company on January 28, 2002. Mr. Evans was a founder of 360House.com, Inc. in January 2000 and has served as the Chief Executive Officer from then to the present. He is the creator of all technology, graphics and back-end database powering the 360House web site. From December 1998 to January 2000, Mr. Evans was active in web development and design as an independent entrepreneur and formed various small start up companies which were sold or the technology was incorporated in 360House. In June 1999, he formed I-Ball Interactive, which was a high end custom web development company. In July 1998 he formed AndyArt.com, an online resource for web development, which was sold in 1999. From May 1996 to December 1998, Mr. Evans was employed by Vyzynz, Inc. as the head of web design.

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


                 ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following sets forth the compensation of Xvariant's Chief Executive Officer and the other officers who were executive officers as of September 30, 2002 and whose total annual salary and bonuses exceeded $100,000 for the three fiscal years ended September 30, 2002.

Summary Compensation Table

                                                       Long Term
                                      Annual         Compensation
                                     Compensation       Awards
                                 ------------------- ------------
                      Fiscal                                      All other
Name and Principal  Year Ended                                    Compensa-
Position            September 30  Salary($) Bonus($)  Options(#)  tion ($)
------------------- ------------ ---------- -------- ------------ ------------
Reed L. Benson        2002           0(1)      0       500,000(2)      0
Chief Executive       2001           0         0            0          0
Officer               2000           0         0            0          0
------------------- ------------ ---------- -------- ------------ ------------
Glade M. Jones        2002        70,000(3)    0            0          0
President             2001           0         0            0          0
                      2000           0         0            0          0
------------------- ------------ ---------- -------- ------------ ------------
Andy Evans            2002        70,000(3)    0            0          0
Chief Technical       2001           0         0            0          0
Officer               2000           0         0            0          0
------------------- ------------ ---------- -------- ------------ ------------
Thomas E. Wright      2002           0         0            0       12,500(4)
                      2001       147,500       0            0          0
                      2000           0         0            0          0
------------------- ------------ ---------- -------- ------------ ------------
Rick Craig            2002           0         0            0       12,500(4)
                      2001       147,500       0            0          0
                      2000           0         0            0          0
------------------- ------------ ---------- -------- ------------ ------------
Carter M. Knapp       2002           0         0            0       17,500(4)
                      2001       105,000       0            0          0
                      2000           0         0            0          0
------------------- ------------ ---------- -------- ------------ ------------

(1) Does not reflect consulting fees earned by Applied Technology Consultants, Inc., of which Mr. Benson is an officer and director, under a consulting agreement providing for a $5,000 per month consulting fee and other consideration. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS").

(2) Exercisable at $1.09 per share. (See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS: Recent Sales of Unregistered Securities").

(3)  Includes compensation from the Company's subsidiary, 360House.

(4) Reflects amounts paid to these individuals in connection with their resignation as officers and directors and employees of the Registrant under separation agreements. (See "ITEM 1. DESCRIPTION OF BUSINESS: Acquisition of REF").


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the beneficial ownership of the common stock of the Company, at January 22, 2003, by each director, current executive officer and executive officer named in the Summary Compensation Table appearing above, and each person who, to the knowledge of the Company, owned beneficially more than 5% of the Company's common stock.

                                         Beneficial Ownership
                              -----------------------------------------------
                              Amount of and Nature of      Percent of
Beneficial Owner              Beneficial Ownership (1)     Total (2)
----------------------------- -------------------------  --------------------
Calico, Ltd.
PO Box 267
Leeward Highway
Providenciales
Turks and Caicos Islands        6,200,000    Direct            45.7%

Reed L. Benson (3)
CEO and Director
170 South Main Street #1050
Salt Lake City, Utah 84101        995,384    Direct (3)         7.2%

Glade M. Jones
President and Director
170 South Main Street #1050
Salt Lake City, Utah 84101        500,000    Direct             3.7%


Andy Evans
Chief Technical Officer
and Director
1962 West 8350 South
West Jordan, Utah 84088           500,000    Direct             3.7%

All current directors,
current executive officers
and former executive officers
as a group (3 persons)          1,995,384                      14.4%

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

(2) Applicable percentage of ownership for the officers and directors is based on 13,894,434 shares of common stock, which were outstanding on January 20, 2003, and which includes 333,334 shares held by such officers and directors which may be acquired upon exercise of currently exercisable options.

(3) Includes 333,334 shares which may be acquired upon exercise of presently exercisable options. (See "ITEM 10. EXECUTIVE COMPENSATION"). Also includes 100,000 shares held by Applied Technology Consultants, Inc., an entity in which Mr. Benson has shared voting control, and 12,050 shares held by Double RR, LLC, an entity in which Mr. Benson has shared voting control.

Stock Option Grants

      On November 23, 2001, Mr. Reed L. Benson was granted options to purchase 500,000 shares of the Company's common stock at the closing price of the stock of that day which was $1.09 per share. The options vest 1/3 upon grant, 1/3 one year from the date of grant and 1/3 two years from the date of grant. The options expire ten years from the date of grant.

Compensation of Directors

      There are no non-employee directors of the Company and employees receive no additional compensation for serving as directors.

Employment Contracts and Termination of Employment and Change of Control Arrangements

      Mr. Reed L. Benson, CEO, is not a salaried employee of the Company, and is not compensated directly by the Company. He is President of Applied Technology Consultants, Inc. ("ATC"), which has a consulting agreement with the Company at $5,000 per month. The Company currently owes ATC approximately $226,750 under the consulting agreement. Mr. Benson may derive compensation from ATC and indirectly from the Company at such time as the Company is able to pay the amount owed to ATC. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

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

Board Meetings

      During the year ended September 30, 2002, the Board has taken five separate actions by consent resolution, but no formal meetings have been held. From October 12, 2001 to January 29, 2002, Mr. Reed L. Benson served as the sole director of the Company.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company entered into consulting agreement with Applied Technology Consultants, Inc., a Nevada corporation, in September, 2000, which provides for a payment of $5,000 per month as a consulting fee for a three year term. The Agreement also provides for a finder's fees for locating investment capital funding for the operations of the Company. The finder's fee is to be a percentage of the investment proceeds actually received by the Company and is to be paid as such funds are received. To date, ATC has received $33,600 in finder's fees and $20,000 in consulting fees. At December 31, 2002, the Company owed ATC approximately $226,750, $115,000 of which is for consulting fees. In addition, ATC loaned the Company $79,000 on a short term note bearing interest at 6% per annum, of which $36,550 has been repaid. Mr. Reed
L. Benson, a director and officer of the Company, is also an officer and director of ATC and derives compensation from ATC.

      Reed L. Benson has also loaned the Company $18,500 and another entity to which he is related has loaned the Company $68,864. Both of these loans are short term loans that bear interest at 6% per annum.

      On or about October 12, 2001, Thomas Wright, Carter Knapp and Rick Craig, resigned as officers and directors, and contributed shares of restricted common stock back to the Company for cancellation. (See "ITEM 1.
BUSINESS: Acquisition of REF").

      On November 23, 2001, Mr. Reed L. Benson was granted options to purchase 500,000 shares of the Company's common stock at the closing price of the stock on that day, which was $1.09 per share. The options vest 1/3 upon grant, 1/3 one year from the date of grant and 1/3 two years from the date of grant. The unexercised portion of the options expires ten years from the date of grant.

           ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

     (a) Exhibits

      Exhibit No.
      -----------

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

      (b)  Reports on Form 8-K

      The Registrant filed a report on Form 8-K on or about November 7, 2001, reporting the change of control as a result of the departure of certain officers and directors under Separation Agreements. The Registrant filed a report on Form 8-K on or about February 6, 2002, reporting the acquisition of 360House.com, Inc., and filed a report on Form 8-K on or about August 14, 2002, and as amended on August 28, 2002, reporting the change of the Registrant's accountants to HJ & Associates, L.L.C. No other reports on Form 8-K were filed during the year ended September 30, 2002.

                ITEM 14.  CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of Registrant's management, as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, Registrant's principal executive officer and principal financial officer has concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      Changes in Internal Accounting. There were no significant changes in Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  XVARIANT, INC.


Date: January 24, 2003            /s/ Reed L. Benson
                                  ------------------------------------
                                  By:  Reed L. Benson
                                  Its:  Chief Executive Officer, Chief
                                  Financial Officer and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 24, 2003            /s/ Reed L. Benson
                                  ------------------------------------
                                  By:  Reed L. Benson
                                  Its:  Chief Executive Officer, Chief
                                  Financial Officer and Director


Date: January 24, 2003            /s/ Glade M. Jones
                                  ------------------------------------
                                  By:  Glade M. Jones
                                  Its:  President and Director


Date: January 29, 2003            /s/ Andy Evans
                                  ------------------------------------
                                  By:  Andy Evans
                                  Its:  Chief Technical Officer and Director

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Reed L. Benson, certify that:

1.      I have reviewed this annual report on Form 10-KSB of Xvariant, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. As the certifying officer of the Registrant, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report Registrant's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003                  /s/ Reed L. Benson
                                        -------------------------------------
                                        Reed L. Benson
                                        Chief Executive Officer and Chief
                                        Financial Officer

                     CERTIFICATE PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Xvariant, Inc. (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Reed
L. Benson, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



      Date:  January 24, 2003          /s/ Reed L. Benson
                                       ----------------------------------
                                       Reed L. Benson
                                       Chief Executive Officer and Chief
                                       Financial Officer

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Xvariant, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Xvariant, Inc. and Subsidiaries as of September 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xvariant, Inc. and Subsidiaries as of September 30, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a stockholders' deficit and negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
January 21, 2003

                      REPORT OF INDEPENDENT
                   CERTIFIED PUBLIC ACCOUNTANTS


The Directors and Stockholders of
Xvariant, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Xvariant, Inc. and Subsidiary for the year ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Xvariant, Inc. and Subsidiary for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $1,352,731 from September 1, 2000 (inception) through September 30, 2001. In addition, the Company has limited operating capital with current liabilities exceeding current assets by $203,119 and has had limited revenue from inception through September 30, 2001. As discussed in Note 3, realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Grant Thornton LLP

Salt Lake City, Utah
December 31, 2001

                 XVARIANT, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheet

                              ASSETS

                                                              September 30,
                                                                  2002
                                                             --------------
CURRENT ASSETS

  Cash (Note 2)                                              $       5,127
  Accounts receivable, net (Note 2)                                105,660
                                                             --------------

    Total Current Assets                                           110,787
                                                             --------------

PROPERTY AND EQUIPMENT, NET (Note 4)                               106,371
                                                             --------------
OTHER ASSETS

  Other non-current assets, net                                     44,232
  Goodwill (Note 12)                                             1,068,048
                                                             --------------

    Total Other Assets                                           1,112,280
                                                             --------------

    TOTAL ASSETS                                             $   1,329,438
                                                             ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Cash overdraft                                             $       6,942
  Trade accounts payable and accrued expenses                      509,970
  Deferred revenue                                                  14,425
  Note payable, related party (Note 6)                               3,500
  Lines of credit, related parties (Note 6)                         73,314
  Current maturities of long-term obligation (Note 7)               30,145
                                                             --------------

    Total Current Liabilities                                      638,296
                                                             --------------
LONG-TERM LIABILITIES

    Long-term obligations, less current maturities (Note 7)          1,477
                                                             --------------

    Total Liabilities                                              639,773
                                                             --------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000 shares
   authorized; 13,561,100 shares issued and outstanding             13,561
  Additional paid-in capital                                     3,914,491
  Stock subscription receivable (Note 9)                          (425,540)
  Accumulated deficit                                           (2,812,847)
                                                             --------------

    Total Stockholders' Equity                                     689,665
                                                             --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   1,329,438
                                                             ==============


       The accompanying notes are an integral part of these consolidated financial statements.

                 XVARIANT, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                      For the Years Ended
                                                          September 30,
                                                  ----------------------------
                                                       2002           2001
                                                  -------------- -------------

REVENUES                                          $   1,382,954  $    266,136
                                                  -------------- -------------
OPERATING EXPENSES

  Salaries and employee benefits                        914,745       927,493
  Sales and marketing                                   610,510        81,548
  Technology development and website design               5,517        62,772
  Other                                                 337,825       123,917
  Bad debt expense                                       14,095             -
  Photography services                                  207,966       106,413
  Consulting services                                   494,787       112,299
  Rent                                                   65,269        53,749
  Depreciation and amortization                          95,809        41,554
  Travel                                                 57,559        47,119
                                                  -------------- -------------

    Total Operating Expenses                          2,804,082     1,556,864
                                                  -------------- -------------

Loss From Operations                                 (1,421,128)   (1,290,728)
                                                  -------------- -------------
OTHER EXPENSE

  Interest expense                                      (13,054)       (7,682)
  Loss on disposal of subsidiary (Note 13)              (25,934)            -
                                                  -------------- -------------

    Total Other Expense                                 (38,988)       (7,682)
                                                  -------------- -------------

Loss before income taxes                             (1,460,116)   (1,298,410)

Income taxes                                                  -             -
                                                  -------------- -------------

NET LOSS                                          $  (1,460,116) $ (1,298,410)
                                                  ============== =============

BASIC LOSS PER SHARE                              $       (0.10) $      (0.06)
                                                  ============== =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        13,945,785    21,121,100
                                                  ============== =============


       The accompanying notes are an integral part of these consolidated financial statements.


                        XVARIANT, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity


                                                     Additional
                                Common stock         Paid-in      Subscription  Accumulated  Total
                              Shares       Amount    Capital      Receivable    Deficit      Equity
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance, September 1, 2000
 (inception)                         -  $         -  $         -  $          -  $         -  $         -

Issuance of common stock    10,000,000       10,000    2,495,500    (2,505,500)           -            -

Payment received on common
 stock subscriptions                 -            -            -        50,000            -       50,000

Net loss for the period              -            -            -             -      (54,321)     (54,321)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2000         10,000,000       10,000    2,495,500    (2,455,500)     (54,321)      (4,321)

Recapitalization            11,121,000       11,121      (11,121)            -            -            -

Payments received on common
 stock subscriptions                 -            -      (45,150)    1,240,000            -    1,194,850

Net loss for the year                -            -            -             -   (1,298,410)  (1,298,410)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2001         21,121,000       21,121    2,439,229    (1,215,500)  (1,352,731)    (107,881)

Cancellation of common
 stock in conjunction
 with officer separation
 agreements                 (9,900,000)      (9,900)       9,900             -            -            -

Issuance of common stock
 in conjunction with
 officer separation
 agreements                    700,000          700         (700)            -            -            -

Issuance of stock for
 asset purchase                450,000          450        69,550            -            -       70,000

Expense incurred through
 issuance of stock options           -            -       197,302            -            -      197,302

Issuance of common stock
 for purchase of subsidiary  1,000,000        1,000     1,009,000            -            -    1,010,000
                           ------------ ------------ ------------ ------------- ------------ ------------

Balance Forward             13,371,100  $    13,371  $  3,724,281 $ (1,215,500) $(1,352,731) $ 1,169,421
                           ------------ ------------ ------------ ------------- ------------ ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F-5

                        XVARIANT, INC. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Continued)



                                                     Additional
                                Common stock         Paid-in      Subscription  Accumulated  Total
                              Shares       Amount    Capital      Receivable    Deficit      Equity
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance Forward             13,371,100  $    13,371  $ 3,724,281  $ (1,215,500) $(1,352,731) $ 1,169,421

Issuance of common stock
 for services                  190,000          190      237,460             -            -      237,650

Payment received on common
 stock subscription                  -            -      (47,250)      789,960            -      742,710

Net loss for the year ended
 September 30, 2002                  -            -            -             -   (1,460,116)  (1,460,116)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2002         13,561,100  $    13,561  $ 3,914,491  $   (425,540) $(2,812,847) $   689,665
                           ============ ============ ============ ============= ============ ============





The accompanying notes are an integral part of these consolidated financial statements.




                      XVARIANT, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows


                                                                         For the Years Ended
                                                                             September 30,
                                                                     -----------------------------
                                                                         2002           2001
                                                                     -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                            $  (1,460,116) $  (1,298,410)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                           95,809         41,554
    Bad debt expense                                                        14,095              -
    Loss on disposal of subsidiary                                          25,934              -
    Common stock and options issued for services                           434,952              -
 Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                     (108,650)       (25,714)
    (Increase) decrease in prepaid expenses                                  8,700         (8,700)
    Increase in accounts payable and accrued expenses                      313,379        142,811
    (Decrease) in deferred revenue                                          (2,999)             -
                                                                     -------------- --------------

      Net Cash Used by Operating Activities                               (678,896)    (1,148,459)
                                                                     -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                                  (20,837)       (71,000)
 Cash received in stock exchange agreement                                   2,179              -
 Cash given up in disposal of subsidiary                                   (16,545)             -
                                                                     -------------- --------------

      Net Cash Used by Investing Activities                                (35,203)       (71,000)
                                                                     -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in lines of credit - related party                           43,314         36,000
  Changes in cash overdraft                                                (17,202)        24,144
  Payments on notes payable - related party                                (46,291)             -
  Proceeds from notes payable - related party                                3,500              -
  Principal payments on leases payable                                     (23,350)       (19,625)
  Proceeds from stock subscription receivable                              789,960      1,240,000
  Commissions on stock subscription receivable                             (47,250)       (45,150)
                                                                     -------------- --------------

      Net Cash Provided by Financing Activities                            702,681      1,235,369
                                                                     -------------- --------------

NET INCREASE (DECREASE) IN CASH                                            (11,418)        15,910

CASH AT BEGINNING OF PERIOD                                                 16,545            635
                                                                     -------------- --------------

CASH AT END OF PERIOD                                                $       5,127  $      16,545
                                                                     ============== ==============



The accompanying notes are an integral part of these consolidated financial statements.




                      XVARIANT, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Continued)



                                                                         For the Years Ended
                                                                             September 30,
                                                                     -----------------------------
                                                                         2002           2001
                                                                     -------------- --------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                                           $      12,785  $       7,682
  Income taxes                                                       $           -  $           -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Capital lease obligation for fixed assets                          $           -  $      52,205
  Common stock and options issued for services                       $     434,952  $           -
  Common stock issued in asset purchase                              $      70,000  $           -
  Common stock issued in stock exchange agreement                    $   1,010,000  $           -










The accompanying notes are an integral part of these consolidated financial statements.



                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001


NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITY

         Xvariant, Inc. (Xvariant) was incorporated under the laws of the state of Nevada on October 24, 1996, under the name Almost Country Productions, Inc.

         On March 15, 2001, Xvariant acquired Real Estate Federation, Inc. ("REF") in a transaction recorded as a recapitalization of REF with Xvariant being the legal survivor and REF being the accounting survivor and the operating entity. REF was established to provide technology for the real estate market that enhances the use of the Internet in the home-buying process. The technology allows potential homebuyers to search for real estate properties from all participating real estate brokers' listings. REF had a wholly owned subsidiary, Xvariant, Inc. (a Utah corporation) which designed web sites for real estate brokers along with other real estate related services. Xvariant (the Utah corporation) was disposed of in October 2001 (see
Note 13).

         During January 2002, the Xvariant completed the acquisition of 360House.com, Inc. (360House), pursuant to a stock exchange agreement. Xvariant acquired 360House by issuing 1,000,000 shares of common stock to the shareholders of 360House in exchange for all of the issued and outstanding shares of 360House (see Note 12). In addition, the exchange agreement provides for issuance of additional shares of Xvariant's common stock based on the performance of 360House. Xvariant agreed to issue common stock, including the 1,000,000 shares issued upon execution of the agreement, at a price equal to either 1) a value equal to six times 360House's earnings before interest, taxes, depreciation, and amortization during the twelve month period ending December 31, 2003; or 2) the value defined by a valuation consultant mutually agreeable by the parties. Either party may demand an independent valuation. 360house provides services to the real estate industry principally in the form of photographic virtual tours of real estate properties available for viewing on the internet and other video media.

         The Company was formed on September 1, 2000 and in prior periods was engaged in the development of technology and Internet services targeted at the real estate industry and was considered to be in the development stage through December 31, 2001. The Company began substantial operations in January 2002 with the acquisition of 360house (see Note 12) and became an operating company during the year ended September 30, 2002.

         The consolidated financial statements include Xvariant and its wholly owned subsidiaries, Real Estate Federation, Inc. and 360House.com, Inc., collectively referred to as "the Company." All significant intercompany accounts and transactions have been eliminated.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Accounting Methods

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a September 30, year-end. 360House had a December 31, year end with the accompanying consolidated financial statements including the results of financial position and results of operations of 360House as of and for the nine months ended September 30, 2002 which approximates the period from the date of its acquisition by Xvariant as discussed in Note 12.

         b.  Basic Loss Per Share

         The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

                                                        September 30,
                                                      2002         2001
                                                   ------------- -------------

         Numerator - loss                          $ (1,460,116) $ (1,298,410)

         Denominator - weighted average number of
          shares outstanding                         13,945,785    21,121,100
                                                   ------------- -------------

         Loss per share                            $      (0.10) $      (0.06)
                                                   ============= =============

         The Company has excluded 3,265,000 of common stock equivalents from the basic net loss per share calculation as they are anti-dilutive.

         c.  Newly Issued Accounting Pronouncements

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our consolidated financial statements.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c.  Newly Issued Accounting Pronouncements (Continued)

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS
144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

         In October 2002, the FASB issued Statement No. 147 "Acquisitions of
Certain Financial Institutions   an amendment of FASB Statements No. 72 and
144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

         In December 2002, the FASB issued Statement No. 148 "Accounting for
Stock-Based Compensation   Transition and Disclosure   an amendment of FASB
Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

         d.  Accounts Receivable

         Accounts receivable are shown net of an allowance for doubtful accounts of $32,371 and a return allowance of $1,320 as of September 30, 2002.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e.  Property and Equipment

         Property and equipment is recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:



                  Description               Estimated Useful Life
                  -----------               ---------------------
                  Furniture and fixtures        3-4 years
                  Machinery and equipment         3 years
                  Computers                       3 years


         f. Goodwill

         As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the accounting for goodwill on an impairment-only approach. SFAS 142 requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, that each of the Company's reporting units, as defined in SFAS 142, be identified and that the Company's assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units. The Company has determined that it has a single reporting unit attributable to its goodwill. SFAS 142 also requires the Company to assess the fair value of the Company. In determining fair value, the Company considered the guidance in SFAS 142, including the Company's market capitalization, control premiums, discounted cash flows and other indicators of fair value. Based on this analysis, goodwill totaling $1,065,048 does not appear to be impaired at September 30, 2002.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g.  Provision For Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax liabilities consist of the following components as of September 30, 2002 and 2001:


                                                          2002     2001
                                                    ------------- ------------
         Deferred tax assets:

          NOL Carryover                             $    914,218  $   504,000

         Deferred tax liabilities:

          Depreciation                                   (33,740)           -

         Valuation allowance                            (880,478)    (504,000)
                                                    ------------- ------------

          Net deferred tax asset                    $          -  $         -
                                                    ============= ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended September 30, 2002 and 2001 due to the following:

                                                         2002         2001
                                                    ------------- ------------

         Book income                                $   (569,445) $  (441,000)
         Stock for services/Options expense              169,570            -
         Depreciation                                    (20,200)           -
         State tax expense                               (20,375)     (43,000)
         Meals & Entertainment                             4,820            -
         Penalty                                           1,795            -
         Valuation allowance                             433,835      484,000
                                                    ------------- ------------

                                                    $          -  $         -
                                                    ============= ============

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g.  Provision For Taxes (Continued)

         At September 30, 2002, the Company had net operating loss carryforwards of approximately $2,323,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the September 30, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         h.  Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         i.  Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended September 30, 2002 and 2001, the Company expensed $112,928, and $81,548, respectively.

         j.  Revenue Recognition

         The Company recognizes revenue from real estate lead commissions as escrow is closed. Revenue from photographic virtual tours and related services are recognized as projects are completed and available for viewing. Revenue is recognized on other services rendered as they are performed.

         k. Concentration of Risks

         During the years ended September 30, 2002 and 2001, one customer accounted for approximately 30% and 97% of sales, respectively.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l. Stock Options

         As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

         m. Reclassifications

         Certain balances in the 2001 consolidated financial statements have been reclassified to conform to the current year's presentation.

         n. Technology Development and Website Designs

         The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or obtained for Internal use", are expensed as incurred. The costs of web site development, during the planning stage, as defined under Emerging Issues Task Force No. 00-2 "Accounting for Web Site Development Costs", are expenses as incurred. Computer software and web site development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing software, creating graphics and web site content, payroll, and interest costs, are capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the web site is operational.

       Any costs incurred since the web site and related software have become operational have been expenses as incurred.

NOTE 3 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $2,812,847 at September 30, 2002, a working capital deficit of $527,509 and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001

NOTE 3 - GOING CONCERN (Continued)

         The Company expects that growth in revenue from operations will continue to increase. Additionally, the Company anticipates that the remaining $425,540 subscription receivable discussed in Note 9 will be collected during the coming fiscal year. Accordingly, the Company believes that based on these factors, it has the ability to sustain operations for the next twelve months. However, there can be no assurance that generation of operating revenues and collection of the subscription receivable will be sufficient to enable the Company to maintain its operations. If the Company's plans are not successful, it will be necessary for the Company to secure additional debt and equity financing which also cannot be assured.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:
                                                             September 30,
                                                                 2002
                                                             -------------
         Furniture and fixtures                              $     36,695
         Machinery and equipment                                   29,692
         Computers                                                151,202
                                                             -------------
                                                                  217,589
           Accumulated depreciation                              (111,218)
                                                             -------------

           Net property and equipment                        $    106,371
                                                             =============

           Depreciation expense for the years ended September 30, 2002 and 2001 was $60,809 and $41,554, respectively.

NOTE 5 - ASSET PURCHASE

         During November 2001, pursuant to an asset purchase agreement, the Company issued to an unrelated entity 450,000 shares of its common stock and agreed to issue up to an additional 600,000 in the form of a warrant with a term of 10 years exercisable at $2.00 per share. The exercise of the warrants are contingent upon gross revenue derived from the assets purchased as follows:

         If gross revenue generated from the assets purchased was greater than $200,000 for the twelve months following the acquisition, all 600,000 warrants were to be available for exercise. If gross revenue was less than $200,000 only 300,000 warrants were to be exercisable and if gross revenue were less than $100,000 none of the warrants would be exercisable. At September 30, 2002, none of the revenue thresholds had been achieved and no warrants were exercisable in conjunction with the asset purchase. Subsequent to September 30, 2002, and upon the expiration of the 12-month period from the date of the execution of the asset purchase agreement, none of the revenue thresholds had been met. Accordingly, no warrants to purchase shares of the Company's common stock pursuant to that agreement are exercisable.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001



NOTE 5 - ASSET PURCHASE (Continued)

   The assets purchased in connection with this transaction consisted of various items including customer contracts and software. The assets were valued at $70,000 on the date of purchase based on the net present value of the contracts acquired. Amortization expense of $35,000 has been recorded during the year ended September 30, 2002.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

         The Company has two $250,000 uncollateralized lines of credit with two companies controlled by related parties. The credit lines bear interest at 6 percent and matured in June 2002. The balances outstanding at September 30, 2002 were $42,450 and $30,864, respectively. The credit lines are currently in default.

         During the year ended September 30, 2000 a related party loaned 360House $30,291 to pay for operating expenses. The note is due on demand. Interest is being imputed on the note at 8% per annum. 360house made payments of $4,000 on the note prior to entering into the stock exchange agreement discussed in Notes 1 and 12. The note and accrued interest were paid in full during the year ended September 30, 2002.

         During the year ended September 30, 2001 a related party sold to 360House office equipment and software with a fair market value of $20,000 in exchange for a note payable. The note is due on demand. Interest is being imputed on the note at 8% per annum. The note and accrued interest were paid in full during the year ended September 30, 2002.

         During the year ended September 30, 2002, a related party paid Company expenses of $3,500. The note is due on demand. Interest is being imputed on the note at 6% per annum. No payments have been made on the note.

NOTE 7 - LONG-TERM OBLIGATIONS

         The Company leases office space under a long-term operating lease agreement and leases equipment under long-term capital lease agreements. Minimum rentals on capital leases have been capitalized at the cost of the leased equipment or the present value of the rentals at the inception of the leases and the obligation for such amounts recorded as liabilities. Amortization of the capitalized assets, which is included in depreciation and amortization expense, is computed on the straight-line basis over the life of the asset or the lease term, whichever is shorter, and interest expense is accrued on the basis of the outstanding lease obligations.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001


NOTE 7 - LONG-TERM OBLIGATIONS (Continued)

         Future minimum lease payments under capital and operating leases are as follows:

                                                       Capital    Operating
                                                       Leases     Leases
                                                       ---------- ----------
   Year ending September 30,
            2003                                       $  32,696  $  55,391
            2004                                           1,516      4,616
            Thereafter                                         -          -
                                                       ---------- ----------
            Total minimum lease payments                  34,212  $  60,007
                                                                  ==========
            Less amount representing interest              2,590
                                                       ----------

            Present value of net minimum lease payments   31,622

            Less current maturities                       30,145
                                                      -----------

                                                      $    1,477
                                                      ===========

NOTE 8 - RELATED PARTY TRANSACTIONS

         In addition to the related party notes payable discussed in Note 6, the Company has the following related party transactions:

         The Company entered into an agreement on September 1, 2000 with an attorney to provide legal and other consulting services. The attorney is also a shareholder of the Company. The agreement stipulates monthly payments of $3,500 for a term of five years with an option to renew for an additional two-years. The base consulting fee is subject to a yearly increase of 10 percent or a cost of living adjustment whichever is greater. Consulting fees paid in conjunction with this agreement totaled $-0- and $31,500 for the years ended September 30, 2002, and 2001, respectively. The agreement was cancelled during the year ended September 30, 2002.

         The Company also entered into a consulting agreement with another shareholder, Applied Technologies Consulting (ATC). A director and officer of the Company is also an officer and director of ATC and derives compensation from ATC. Under the agreement, ATC will provide business and financial advisory services for the Company for a monthly consulting fee of $5,000. The agreement was entered into September 1, 2000 and extends for a period of three years. The consulting fee for the first two months of the contract was waived by ATC. Total consulting fee expense for the years ended September 30, 2002 and 2001 totaled $60,000 and $45,000, respectively. Included in accounts payable at September 30, 2002 is approximately $169,300 of amounts payable to ATC. Included in the accounts payable balance, are amounts owed for commissions related to the subscription agreement discussed at Note 9.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001


NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

         The Company has a Technology Development Agreement and Assignment with two officers of the Company that are also shareholders of the Company. The agreement stipulates that the Company will pay a royalty of three percent of gross revenues (as defined) on all revenues, except those that are directly related to the real estate industry.

NOTE 9 - CONTINGENCIES

         The Company entered into subscription agreements totaling $2,505,500 of which $2,079,960 was received during the period September 1, 2000 (inception) through June 30, 2002, resulting in net cash to the Company of $1,987,560 and a balance due of $425,540.

         The investor may suspend payments under the subscription agreement in the event that by March 31, 2001, and at all times thereafter the Company has not achieved, and does not continue to achieve monthly net revenues equal to 35 percent of the monthly net revenues set forth in the Company's business plan. At times, the Company had not achieved the required monthly net revenues.


         Under the agreement a shareholder is entitled to receive a business brokerage commission in consideration of its services in locating businesses with the capacity to fund the Company's business plan. The commission shall be an amount equal to five percent of the first million dollars, four percent of the second million, three percent of the third million, two percent of the fourth million and one percent of all amounts thereafter. To date the Company has paid or accrued a total of $92,400 pursuant to the commission agreement.

         At September 30, 2001, the Company had employment agreements with certain officers of the Company. Salaries covered by these agreements totaled $400,000 annually over the next three years. The agreements also included total bonuses of $550,000 in the first year to $750,000 annually and stock option clauses upon meeting specified business objectives and time requirements. During October 2001, the Company entered into separation agreements with these officers of the Company under terms of which they terminated their employment effective October 1, 2001, and surrendered all Company stock owned by them for cancellation, which totaled 5,500,000 shares of common stock. In conjunction with the separation agreements the officers received 100,000 shares of common stock each, which are subject to certain restrictions. Also in connection with one of the separation agreements, the Company transferred to the former officer all of the issued and outstanding shares of Xvariant, Utah which was a wholly-owned subsidiary of the Company without significant net assets at September 30, 2001.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001


NOTE 9 - CONTINGENCIES (Continued)

         In connection with another separation agreement, an officer terminated his employment as of October 1, 2001 and the Company has agreed to engage this former officer as an independent consultant. The consulting agreement is a month-to-month arrangement with either party being able to terminate the arrangement upon 30 days prior written notice. The Company will pay the former officer the sum of $10,000 per month for his consulting services. The former officer is also eligible for certain bonuses, total compensation shall not exceed $20,000 per month.

          At September 30, 2002, the Company has employment agreements with two of the officers of the Company. The agreement stipulates total annual salaries of $240,000 annually for the next 4 years. The agreement also provides for bonuses based on net income.

NOTE 10 - COMMON STOCK TRANSACTIONS

          During the year ended September 30, 2001, the Company issued 11,121,100 in connection with the recapitalization between Xvariant and the Real Estate Federation, Inc. (see Note 1).

          During the year ended September 30, 2002, the Company cancelled 9,900,000 common shares and issued 700,000 common shares pursuant to the separation agreements with former officers of the Company.

         In November 2001, the Company issued 450,000 shares of common stock for the purchase of assets (see Note 5) and issued an additional 1,000,000 shares pursuant to a stock exchange agreement executed in January 2002 (see
Note 12).

         Additionally, the Company issued 165,000 shares of common stock in January 2002 to an unrelated individual for services rendered valued at a price of $0.91 per share. An additional 25,000 shares were issued to the same individual in July 2002 for services rendered valued at $3.50 per share. The value of the shares issued approximated the fair market value of the shares on the date of authorization.

NOTE 11 - STOCK OPTIONS AND WARRANTS

         During November 2001, the Company approved a stock option plan authorizing the Company to grant up to a maximum of 2,500,000 shares of qualified and nonqualified options to employees, officers, directors, and others.

         During November 2001, the Company granted stock options to its president to purchase up to 500,000 shares of common stock at $1.09 per share. The options vest one third upon grant, one third one year from the date of grant, and one third two years from the date of grant, contingent upon the president remaining an officer for such time. In addition, the Company granted options to purchase 100,000 shares of common stock to an outside consultant at $1.09 per share which vest upon grant.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001


NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

         In conjunction with an asset purchase agreement entered into in November 2001, the Company granted to an unrelated entity a warrant to purchase up to 600,000 shares of common stock at an exercise price of $2.00 per share, exercisable at any time prior to November 21, 2011 based on achieving certain gross revenue thresholds (see Note 5). As of September 30, 2002, none of the gross revenue thresholds had been achieved and, accordingly, no related warrants were exercisable.

         During February 2002, the Company granted stock options to an employee of the Company to purchase up to 2,000,000 shares of common stock at $1.08 per share. The options vest based on the performance of the Company and the time the employee remains employed by the Company. At September 30, 2002, no options had vested under this agreement.

         In addition, the Company granted options to purchase 500,000 shares of common stock to an outside consultant at $0.65 per share which vest one third upon grant, one third one year from the date of grant and one third two years from date of grant, contingent upon the consultant continuing to provide services during the vesting periods.

         During March 2002, the Company granted stock options to employees of the Company to purchase up to a total of 165,000 shares of common stock at $1.08 per share. The options vest one third upon grant, one third one year from the date of grant, and one third two years from the date of grant, contingent upon the employees remaining employees of the Company for such time.

          A summary of the status of the Company's outstanding stock options as of September 30, 2002 and 2001 and changes during the years then ended is presented below:

                                           2002                2001
                                 ----------------------- --------------------
                                               Weighted             Weighted
                                               Average              Average
                                               Exercise             Exercise
                                    Shares     Price       Shares   Price
                                 ------------ ---------- ---------- ---------
          Outstanding, beginning
            of year                        -  $       -           - $      -
          Granted                  3,865,000       1.17           -        -
          Expired/Cancelled                -          -           -        -
          Exercised                        -          -           -        -
                                 ------------ ---------- ---------- ---------

          Outstanding end of year  3,865,000  $    1.17           - $      -
                                 ============ ========== ========== =========

          Exercisable                488,329  $    0.95           - $      -
                                 ============ ========== ========== =========

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001

NOTE 11 - STOCK OPTIONS (Continued)

                             Outstanding                Exercisable
                 --------------------------------- ----------------------
                              Weighted
                 Number       Average     Weighted  Number       Weighted
                 Outstanding  Remaining   Average   Exercisable  Average
Range of         at Sept. 30, Contractual Exercise  at Sept. 30, Exercise
Exercise Prices  2002         Life        Price     2002         Price
---------------- ------------ ----------- --------- ------------ ---------
$    0.65            500,000       9.42   $   0.65      166,667  $   0.65
     1.08          2,165,000       9.36       1.08       54,996      1.08
     1.09            600,000       9.15       1.09      266,660      1.09
     2.00            600,000       9.15       2.00            -         -
                 ------------ ----------- --------- ------------ ---------

$ 0.65-2.00        3,865,000       9.13   $   1.17      488,329  $   0.95
                 ============ =========== ========= ============ =========

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:


                                                    For the Year
                                                       Ended
                                                 September 30, 2002
                                                 ------------------
         Risk free interest rate                     4.90% - 4.93%
         Expected life                                   10 years
         Expected volatility                           203% - 224%
         Dividend yield                                      0.00%

         Of the 3,865,000 options issued, 2,665,000 were issued to employees or employee directors and were accounted for under APB 25, "Accounting for Stock Issued to Employees." All of these shares were issued either at or above the market price of the Company's common stock on the date of issue and no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      For the Years Ended
                                                         September 30,
                                                    2002            2001
                                                  ------------- -------------
         Net (loss) as reported                   $ (1,460,116) $ (1,298,410)
         Pro forma net loss                       $ (1,670,919) $ (1,298,410)
         Basic (loss) per share as reported       $      (0.10) $      (0.06)
         Pro forma                                $      (0.12) $      (0.06)

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001

NOTE 12 - BUSINESS COMBINATION

          During January 2002, the Company, through a purchase combination, acquired all of the outstanding common shares of 360house.com, Inc. (360house). The results of 360house's operations have been included in the consolidated financial statements since that date. 360house is a provider of virtual tours primarily targeted at the real estate industry.

          The aggregate purchase price was $1,010,000 which was paid in common stock. The value of the 1,000,000 shares issued was determined based on the value of the Company's common shares on the date of closing.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

          Current assets                          $      12,282
          Property and Equipment                         30,365
                                                  --------------

              Total Assets Acquired                      42,647
                                                  --------------

              Total Liabilities Assumed                (100,695)
                                                  --------------

              Net Assets (Liabilities) acquired   $     (58,048)
                                                  ==============

          Goodwill associated with this transaction has been recorded at $1,068,048. The Company assesses the amount reported as goodwill on an annual basis, or on an interim basis when events and circumstances warrant for possible impairment. No impairment of goodwill was recorded during the year ended September 30, 2002.

          Unaudited pro forma consolidated results of operations for the years ended September 30, 2002 and 2001 as though 360house had been acquired as of October 1, 2000 and 2001 follow:

                                                   For the Years Ended
                                                      September 30,
                                                   2002           2001
                                               ------------- -------------
          Revenue                              $  1,488,354  $    347,084
          Operating expenses                     (2,939,082)   (1,764,815) (1)
                                               ------------- -------------

          Operating loss                         (1,450,728)   (1,417,731)
                                               ------------- -------------

          Net loss                             $ (1,467,760) $ (1,425,413)
                                               ============= =============
          Basic and diluted
           loss per share                      $      (0.11) $      (0.06)
                                               ============= =============

          (1) For the year ended September 30, 2001, proforma operating expenses include $106,805 amortization of goodwill. Due to a change in accounting principles with the adoption of SFAS 142, amortization of goodwill is not included in proforma operating expenses for the year ended September 30, 2002.

                 XVARIANT, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                   September 30, 2002 and 2001

NOTE 13- DISPOSAL OF SUBSIDIARY

         In conjunction with an employee separation agreement entered into with one of the former officers of the Company in October 2001, the Company transferred all of the issued and outstanding shares of Xvariant, the Utah corporation, to the former officer. At the date of transfer, Xvariant, the Utah corporation, had a net book value of $25,934 from cash, accounts receivable and accounts payable. All revenue generated by Xvariant, the Utah corporation, was from services provided by 360house before 360house was a wholly owned subsidiary. Effective as of a date approximating the acquisition of 360House, the revenues and related contractual arrangement previously derived by Xvariant, the Utah corporation, were assumed by REF. As such, the disposal of this entity was not considered or accounted for as a discontinued operation. The disposal resulted in a loss of $25,934.

NOTE 14 - SUBSEQUENT EVENTS

          Subsequent to September 30, 2002, the Company received payments of approximately $200,000 on the outstanding subscription receivable balance.

          Subsequent to September 30, 2002, an officer of the Company loaned the Company $15,000. Interest is being imputed at a rate of 6% per annum.