Form 10QSB
period 2002-12-31
XVARIANT INC
filed 2003-02-13
CIK 1034764

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
                       Exchange Act of 1934

         For the Quarterly Period ended December 31, 2002

                Commission File Number: 000-28339

                          XVARIANT, INC.
                       ____________________
      (Exact name of registrant as specified in its charter)


            Nevada                                       84-1398342
     ________________________             ________________________________
    (State of Incorporation)             (IRS Employer Identification No.)


   170 South Main Street, Suite 1050, Salt Lake City, UT 84101
    __________________________________________________________
       (Address of Principal Executive Offices) (Zip Code)


                          (801) 536-5000
                    _________________________
       (Registrant's telephone number including area code)

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

        Class                           Outstanding as of February 10, 2003
      ____________                      ___________________________________
      Common Stock                              13,561,100 shares

                  Part 1- Financial Information
                   Item 1. Financial Statements
                 XVARIANT, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

                              ASSETS
                                                   December 31,  September 30,
                                                      2002           2002
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

   Cash                                           $      4,917  $      5,127
   Accounts receivable, net                            107,401       105,660
                                                  ------------- -------------

     Total Current Assets                              112,318       110,787
                                                  ------------- -------------

PROPERTY AND EQUIPMENT, NET                             90,358       106,371
                                                  ------------- -------------
OTHER ASSETS

   Other non-current assets, net                        35,482        44,232
   Goodwill                                          1,068,048     1,068,048
                                                   ------------- -------------

     Total Other Assets                              1,103,530     1,112,280
                                                  ------------- -------------

     TOTAL ASSETS                                 $  1,306,206  $  1,329,438
                                                  ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Cash overdraft                                 $     69,977  $      6,942
   Trade accounts payable and accrued expenses         499,205       509,970
   Deferred revenue                                     16,513        14,425
   Lines of credit, related party                       93,314        73,314
   Notes payable, related party                          3,500         3,500
   Current maturities of long-term obligation           26,826        30,145
                                                  ------------- -------------

     Total Current Liabilities                         709,335       638,296
                                                  ------------- -------------

LONG TERM LIABILITIES

   Long-term obligations, less current maturities            -         1,477
                                                  ------------- -------------

     Total Liabilities                                 709,335       639,773
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value, 50,000,000
    shares authorized; 13,561,100 and 13,561,100
    shares issued and outstanding, respectively         13,561        13,561
   Additional paid-in capital                        3,910,291     3,914,491
   Stock subscription receivable                      (225,680)     (425,540)
   Deficit accumulated during the development stage (3,101,301)   (2,812,847)
                                                  ------------- -------------

      Total Stockholders' Equity                       596,871       689,665
                                                  ------------- -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  1,306,206  $  1,329,438
                                                  ============= =============





       The accompanying notes are an integral part of these consolidated financial statements.

                 XVARIANT, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
                           (Unaudited)


                                                   For the Three Months Ended
                                                         December 31,
                                                       2002         2001
                                                  ------------- -------------

REVENUE                                           $    522,414  $     52,298
                                                  ------------- -------------
OPERATING EXPENSES

  Sales and marketing                                  278,186        35,073
  General and administrative                           524,388       307,684
  Depreciation and amortization                         25,252        11,957
                                                  ------------- -------------

    Total Operating Expenses                           827,826       354,714
                                                  ------------- -------------

Loss From Operations                                  (305,412)     (302,416)
                                                  ------------- -------------
OTHER INCOME (EXPENSE)

  Interest expense                                      (2,702)       (2,093)
  Loss on disposal of business                               -       (25,934)
  Gain on forgiveness of debt                           19,660             -
                                                  ------------- -------------

    Total Other Income (Expense)                        16,958       (28,027)
                                                  ------------- -------------

Loss before income taxes                              (288,454)     (330,443)

Income taxes                                                 -             -
                                                  ------------- -------------

NET LOSS                                          $   (288,454) $   (330,443)
                                                  ============= =============

BASIC LOSS PER SHARE                              $      (0.02) $      (0.02)
                                                  ============= =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        3,561,100    16,271,000
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

                                         4

                          XVARIANT, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Continued)



                                                     Additional
                                Common stock         Paid-in      Subscription  Accumulated  Total
                              Shares       Amount    Capital      Receivable    Deficit      Equity
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance Forward             13,371,100  $    13,371  $ 3,724,281  $ (1,215,500) $(1,352,731) $ 1,169,421

Issuance of common stock
 for services                  190,000          190      237,460             -            -      237,650

Payment received on common
 stock subscription                  -            -      (47,250)      789,960            -      742,710

Net loss for the year ended
 September 30, 2002                  -            -            -             -   (1,460,116)  (1,460,116)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2002         13,561,100       13,561    3,914,491      (425,540)  (2,812,847)     689,665

Payment received on common
 stock subscription
 (unaudited)                         -            -       (4,200)      199,860            -      195,660

Net loss for the three
 months ended December 31,
 2002 (unaudited)                    -            -            -             -     (288,454)    (288,454)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance, December 31, 2002
  (unaudited)               13,561,100  $    13,561  $ 3,910,291  $   (225,680) $(3,101,301) $   596,871
                           ============ ============ ============ ============= ============ ============


               The accompanying notes are an integral part of these
                        consolidated financial statements.



                      XVARIANT, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                (Unaudited)



                                                                   For the Three Months Ended
                                                                           December 31,
                                                                       2002           2001
                                                                   -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                         $    (288,454) $    (330,443)
  Adjustment to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                                        25,252         11,957
     Gain on forgiveness of debt                                         (19,660)             -
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                    (1,741)       (15,021)
     (Increase) in prepaid expenses and other assets                           -          8,700
     Increase (decrease) in accounts payable and accrued expenses          8,895         72,928
     Increase in deferred revenue                                          2,088              -
                                                                   -------------- --------------

       Net Cash Used by Operating Activities                            (273,620)      (251,879)
                                                                   -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                        (489)             -
                                                                   -------------- --------------

       Net Cash Used from Investing Activities                              (489)             -
                                                                   -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in lines of credit - related party                         20,000         95,226
  Principle payments on capital lease obligations                         (4,796)        (7,151)
  Increase (decrease) in cash overdraft                                   63,035        (24,144)
  Net payments received on common stock issuance                         195,660        190,000
                                                                   -------------- --------------

       Net Cash Provided by Financing Activities                         273,899        253,931
                                                                   -------------- --------------

INCREASE (DECREASE) IN CASH                                                (210)          2,052

CASH AT BEGINNING OF PERIOD                                                5,127         16,545
                                                                   -------------- --------------

CASH END OF PERIOD                                                 $       4,917  $      18,597
                                                                   ============== ==============





           The accompanying notes are an integral part of these consolidated financials statements.



                      XVARIANT, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)



              SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                                                   For the Three Months Ended
                                                                           December 31,
                                                                       2002           2001
                                                                   -------------- --------------
CASH PAID DURING THE PERIOD FOR

 Interest                                                          $         730  $       2,093
 Income taxes                                                      $           -  $           -


 SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Capital lease obligation for fixed assets                         $           -  $      77,039
 Common stock issued to purchase assets                            $           -  $      70,000











           The accompanying notes are an integral part of these consolidated financial statements.



                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
             December 31, 2002 and September 30, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its September 30, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through generation of operating revenues and collection of the subscription receivable. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
             December 31, 2002 and September 30, 2002

NOTE 3 - BASIS LOSS PER SHARE

         Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Note 4 are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE 4 - STOCK OPTIONS AND WARRANTS

         During November 2001, the Company approved a stock option plan authorizing the Company grant up to a maximum of 2,500,000 shares of qualified and nonqualified options to employees, officers, directors, and others.

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

         In conjunction with an asset purchase agreement entered into in November 2001, the Company granted to an unrelated entity a warrant to purchase up to 600,000 shares of common stock at an exercise price of $2.00 per share, exercisable at any time prior to November 21, 2011 based on achieving certain gross revenue thresholds. None of the gross revenue thresholds were achieved and, accordingly, no related warrants are exercisable.

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

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
             December 31, 2002 and September 30, 2002


NOTE 4 - STOCK OPTIONS AND WARRANTS (Continued)

         A summary of the status of the Company's outstanding stock options as of December 31, 2002 and 2001 and changes during the periods then ended is presented below:

                                      December 31,           September 30
                                           2002                  2002
                                 ----------------------- --------------------
                                       (Unaudited)

                                               Weighted             Weighted
                                               Average              Average
                                               Exercise             Exercise
                                    Shares     Price       Shares   Price
                                 ------------ ---------- ---------- ---------
      Outstanding, beginning of
        year                       3,865,000  $    1.17          -  $      -
      Granted                              -          -  3,865,000      1.17
      Expired/Cancelled                    -          -          -         -
      Exercised                            -          -          -         -
                                 ------------ ---------- ---------- ---------

      Outstanding end of year      3,865,000  $    1.17  3,865,000  $   1.17
                                 ============ ========== ========== =========

      Exercisable                    654,995  $    0.99    488,329  $   0.95
                                 ============ ========== ========== =========



                             Outstanding                Exercisable
                 --------------------------------- ----------------------
                              Weighted
                 Number       Average     Weighted  Number       Weighted
                 Outstanding  Remaining   Average   Exercisable  Average
Range of         at Dec. 31,  Contractual Exercise  at Dec. 31,  Exercise
Exercise Prices  2002         Life        Price     2002         Price
---------------- ------------ ----------- --------- ------------ ---------
$    0.65            500,000       9.42   $   0.65      166,667  $   0.65
     1.08          2,165,000       9.36       1.08       54,996      1.08
     1.09            600,000       9.15       1.09      433,332      1.09
     2.00            600,000       9.15       2.00            -         -
                 ------------ ----------- --------- ------------ ---------

$ 0.65-2.00        3,865,000       9.13   $   1.17      654,995  $   0.99
                 ============ =========== ========= ============ =========

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
             December 31, 2002 and September 30, 2002


NOTE 4 - STOCK OPTIONS AND WARRANTS (Continued)

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



                                              For the Three Months Ended
                                                      December 31,
                                                  2002           2001
                                              ------------- -------------
                                               (unaudited)   (unaudited)

      Net (loss) as reported                  $   (288,454) $   (330,443)
      Pro forma net loss                      $   (333,870) $   (330,443)
      Basic (loss) per share as reported      $      (0.02) $      (0.02)
      Pro forma                               $      (0.02) $      (0.02)

NOTE 5 - MATERIAL EVENTS

      During the three months ended December 31, 2002, the Company borrowed $20,000 from a related party under an existing line of credit. Also, during the same period, the Company received $283,232 from common stock subscription agreements, resulting in net cash to the Company of $279,032

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Plan of Operation

      The Company targets the top 500 real estate brokerage firms in the United States, and actively undertakes efforts to sell the Company's products and services to such firms, as a means of attempting to secure a larger share of the real estate service industry market in the United States. The Company will undertake active efforts to enter into contracts with the larger real estate brokers in each of these market areas.

      The Company's plan of operation continues to depend on its ability to raise additional capital, of which there can be no assurance. The Company is a party to subscription agreements for the sale of its restricted common stock totaling $2,500,000. Through December 31, 2002, the Company has received approximately $2,300,000 under the subscription agreements, but the funding source is under no obligation to continue making capital investments in the Company. The Company has used, and will continue to use, these funds to pay general and administrative expenses, and to develop its marketing plan, which includes participation in trade shows and direct marketing as well as traveling to meet one-on-one with real estate brokers. Although additional funding may be terminated at any time, the Company currently believes that funding will continue until the subscription agreement is completed. At the time that the funding is completed, if the Company has not achieved a breakeven status, the Company will begin a program of cost reduction and seek
additional investment capital to cover any cost shortfall.   It is anticipated
that cost reductions and additional investment, if received, will cover the Company's working capital needs over the next twelve months.

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

      However, what has proven to be more valuable in the Company system has been the ability of the technology and the Web presentation to capture valuable information concerning house buying prospects. The Company has added customer service representatives who are charged with the responsibility of contacting all those people visiting a client web site and qualifying the prospect's present intent to engage in a real estate transaction. If the prospect is deemed to be an "imminent" prospect, the brokerage is contacted and given the "hot" lead to be presented to an agent for follow up. This service of qualifying prospect leads and presenting to a customer is currently being sold by the Company under the brand name of LEADMAXX. The Company is
charging its clients a monthly recurring service fee.   To date, there are 15
brokerage customers that have engaged the Company to provide the lead generation services, which generate approximately $20,000 per month in service revenue.

      The Company determined that it needed to offer additional services to its customers and to prospective customers in order to attract a larger customer base. The Company, in the past year, acquired the product offering of Bid Trac, Inc., and acquired 360House.com, a provider of virtual tour services. The Bid Trac services have been largely converted to LeadMaxx, and the combined offerings of lead generation and a virtual tour capability has increased the Company's exposure in the real estate industry and greatly increased the Company's revenues. The virtual tour services are marketed by the Company as TOURMAXX. Currently, the sales presentations made by the Company consist of the bundled services of the LeadMaxx and TourMaxx services. Revenue from the TourMaxx services constituted approximately 78% of the total revenue of the Company for the quarter ended December 31, 2002. The Company intends to continue to search for complementary services to offer to its customers and, if acquired, they will also be included in the bundle of services offered to Company customers.

      In addition to its virtual tours business for the residential real estate market, 360House provides digital 360 degree and still photography of the exterior and interior of commercial properties and provides a unique service for the construction industry under the tradename "Build Maxx" and "Photophase". Although in excess of 90% of the Company's revenues are derived from the residential real estate business, other potential market segments, such as the building industry, are not being serviced by competitors, and the Company has targeted the commercial real estate industry and the construction industry for active marketing.

      360House also allows agents or brokerages to print property flyers with all of the listing information and photos of the house and its rooms from the Company website. On today's sophisticated color printers the resulting product looks professionally printed at a fraction of the cost of traditional printing media. The website also furnishes detailed statistical information concerning the number of website visits by potential purchasers and helps the agent to gauge the effectiveness of its advertising program. For the most recently ended quarter, approximately 75% of the Company's revenues were generated from sales of virtual tours and related products.

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

Results of Operations for the three months ended December 31, 2002 and December 31, 2001

       Revenues

       The Company generated $522,414 in revenue during the three months ended December 31, 2002. During the same three-month period in 2001 the Company generated revenue of $52,298. The increase is primarily due to the acquisition of 360House and its operations.

       Operating Expenses

       Operating expenses for the three months ended December 31, 2002 were $827,826 compared to $354,714 for the three months ended December 31, 2001. The increase of approximately $473,000 is due primarily to the addition of the operations of 360House, which has resulted in an increase in salaries of $118,809, sales and marketing expenses of $243,113, other expenses of $75,692, and photography expenses of $48,064. Salaries and employee benefits increased due to the increased number of employees of 360House. Sales and Marketing increased due to the addition of 360House, which pays its affiliates located throughout the country a portion of the revenue they generate in consideration of their efforts in locating and selling new customers. Payments to such affiliates aggregated approximately $255,000.

        During the three months ended December 31, 2002, the Company had a net loss of $288,454 compared to a net loss of $330,443 for the three months ended December 31, 2001. The decrease in net loss results primarily from the addition of 360House operations.

Liquidity and Capital Resources

      At December 31, 2002, the Company had cash of $4,917, total current assets of $112,318, total current liabilities of $709,335 and total stockholder's equity of $596,871. Cash decreased $210, from $5,127 on September 30, 2002. Other assets including Goodwill remained constant for the period ending December 31, 2002.

      The Company estimates that its monthly expenses over the next several months will be between approximately $180,000 and $225,000 per month, depending on the level of activity of the Company. While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent the Company continues to generate increased cash flow from operations, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments received under a subscription agreement and borrowings from related parties, and anticipates that such payments will continue over the next several months. The Company expects that its additional cash needs after revenue, will be between $50,000 and $60,000 per month for the next several months. The investors under the subscription agreement have the right to suspend payments at any time due to the Company not meeting its projections. In addition, the Company has received approximately $2,300,000 of a total of $2,500,000 under the subscription agreements; therefore, only an additional $200,000 may be purchased under such subscription agreement. This would provide the Company with funding for its operating needs for a period of only three to four months, based on expected operating results over the next quarter. Therefore, future payments under the subscription agreements may depend, to some extent, on results of operations, and there can be no assurance that the Company will continue to receive payments if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments under the subscription agreements were to terminate, for any reason, the Company would be in immediate need of another source of capital. The dilution experienced by the existing shareholders in the event of such additional capital infusions cannot be determined at this time.
There can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

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

Item 3.  Controls and Procedures

       Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of Registrant's management, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, Registrant's principal executive officer and principal financial officer has concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

          None.



                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         XVARIANT, INC.


Date: February 12, 2003                  /s/ Reed L. Benson
                                         ------------------------------------
                                         Reed L. Benson
                                         Chief Executive Officer, Chief
                                         Financial Officer and Director

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Reed L. Benson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Xvariant, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. As the certifying officer of the Registrant, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report Registrant's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003        /s/ Reed L. Benson
                               --------------------------------------
                               Reed L. Benson
                               Chief Executive Officer and Chief Financial
                               Officer

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Xvariant, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Reed
L. Benson, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: February 12, 2003    /s/ Reed L. Benson
                           ------------------------------------------------
                           Reed L. Benson
                           Chief Executive Officer and Chief Financial Officer