Form 10QSB
period 2003-03-31
XVARIANT INC
filed 2003-05-15
CIK 1034764

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
                       Exchange Act of 1934

          For the Quarterly Period ended March 31, 2003

                Commission File Number: 000-28339

                          XVARIANT, INC.
       ____________________________________________________
      (Exact name of registrant as specified in its charter)

             Nevada                                      84-1398342
 ______________________                      _______________________________
(State of Incorporation)                    (IRS Employer Identification No.)

   170 South Main Street, Suite 1050, Salt Lake City, UT 84101
   ___________________________________________________________
       (Address of Principal Executive Offices) (Zip Code)


                          (801) 536-5000
       ___________________________________________________
       (Registrant's telephone number including area code)

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

             Class               Outstanding as of May 13, 2003
         _______________         ______________________________
          Common Stock                13,561,100 shares

                 XVARIANT, INC. AND SUBSIDIARIES

         Form 10-QSB for the Quarter ended March 31, 2003

                        Table of Contents

                                                                       Page
                                                                       ----
Part I - Financial Information

         Item 1.  Financial Statements                                   3

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation                                  16

         Item 3.  Controls and Procedures                               20

Part II - Other Information

         Item 1.  Legal Proceedings                                     20

         Item 2.  Changes in Securities                                 20

         Item 3.  Defaults Upon Senior Securities                       20

         Item 4.  Submission of Matters to a Vote of Security Holders   20

         Item 5.  Other Information                                     20

         Item 6.  Exhibits and Reports on Form 8-K                      20

Signatures                                                              21

Certifications                                                          22

                  PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements







                 XVARIANT, INC. AND SUBSIDIARIES

                       FINANCIAL STATEMENTS

                          March 31, 2003

                 XVARIANT, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


                              ASSETS

                                                    March 31,   September 30,
                                                      2003           2002
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

   Cash                                           $      6,203  $      5,127
   Accounts receivable, net                             99,388       105,660
                                                  ------------- -------------

     Total Current Assets                              105,591       110,787
                                                   ------------- -------------

EQUIPMENT, NET                                          82,036       106,371
                                                  ------------- -------------
OTHER ASSETS

  Other non-current assets, net                         26,732        44,232
  Goodwill                                           1,068,048     1,068,048
                                                  ------------- -------------

     Total Other Assets                              1,094,780     1,112,280
                                                  ------------- -------------

     TOTAL ASSETS                                 $  1,282,407  $  1,329,438
                                                  ============= =============





















       The accompanying notes are an integral part of these consolidated financial statements.

                 XVARIANT, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)



          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                     March 31,  September 30,
                                                       2003         2002
                                                  ------------- -------------
                                                     (Unaudited)

CURRENT LIABILITIES

  Cash overdraft                                  $     89,873  $      6,942
  Trade accounts payable and accrued expenses          547,225       509,970
  Deferred revenue                                      18,938        14,425
  Lines of credit, related party                       160,294        73,314
  Notes payable, related party                           3,500         3,500
  Current maturities of long-term obligation            21,112        30,145
                                                  ------------- -------------

     Total Current Liabilities                         840,942       638,296
                                                  ------------- -------------

Long-term obligations, less current maturities               -         1,477
                                                  ------------- -------------

     Total Liabilities                                 840,942       639,773
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000
    shares authorized; 13,561,150 shares
    issued and outstanding                              13,561        13,561
  Additional paid-in capital                         3,950,693     3,914,491
  Stock subscription receivable                       (100,780)     (425,540)
  Accumulated deficit                               (3,422,009)   (2,812,847)
                                                  ------------- -------------

     Total Stockholders' Equity                        441,465       689,665
                                                  ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  1,282,407  $  1,329,438
                                                  ============= =============



       The accompanying notes are an integral part of these consolidated financial statements.

                     XVARIANT, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (Unaudited)



                             For the Three Months Ended   For the Six Months Ended
                                       March 31,                  March 31,
                             --------------------------- ---------------------------
                                  2003          2002          2003          2002
                             ------------- ------------- ------------- -------------
                                             (Restated)                  (Restated)

REVENUE                      $    620,242  $    234,538  $  1,142,656  $    286,836
                             ------------- ------------- ------------- -------------
OPERATING EXPENSES

 Sales and marketing              345,164        29,390       623,350        64,463
 General and administrative       565,826       526,808     1,090,214       834,491
 Depreciation and amortization     26,228        15,224        51,480        27,181
                             ------------- ------------- ------------- -------------

   Total Operating Expenses       937,218       571,422     1,765,044       926,135
                             ------------- ------------- ------------- -------------

Net Loss From Operations         (316,976)     (336,884)     (622,388)     (639,299)
                             ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE)

 Interest expense                  (3,732)       (2,610)       (6,434)       (4,703)
 Other income                           -         4,071             -         4,071
 Loss on disposal of business           -             -             -       (25,934)
 Gain on forgiveness of debt            -             -        19,660             -
                             ------------- ------------- ------------- -------------

   Total Other Income(Expense)    (3,732)        1,461        13,226       (26,566)
                             ------------- ------------- ------------- -------------

Loss before income taxes        (320,708)     (335,423)     (609,162)     (665,865)

Income taxes                           -             -             -             -
                             ------------- ------------- ------------- -------------

NET LOSS                     $   (320,708) $   (335,423) $   (609,162) $   (665,865)
                             ============= ============= ============= =============

BASIC LOSS PER SHARE         $      (0.02) $      (0.02) $      (0.04) $      (0.04)
                             ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING            13,561,100    17,436,000    13,561,100    16,699,022
                             ============= ============= ============= =============





          The accompanying notes are an integral part of these consolidated financial statements.



                          XVARIANT, INC. AND SUBSIDIARIES
                  Consolidated Statements of Stockholders' Equity


                                                     Additional
                                Common stock         Paid-in      Subscription  Accumulated  Total
                              Shares       Amount    Capital      Receivable    Deficit      Equity
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance, September 1, 2000
 (inception)                         -  $         -  $         -  $          -  $         -  $         -

Issuance of common stock    10,000,000       10,000    2,495,500    (2,505,500)           -            -

Payment received on common
 stock subscriptions                 -            -            -        50,000            -       50,000

Net loss for the period              -            -            -             -      (54,321)     (54,321)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2000         10,000,000       10,000    2,495,500    (2,455,500)     (54,321)      (4,321)

Recapitalization            11,121,100       11,121      (11,121)            -            -            -

Payments received on common
 stock subscriptions                 -            -      (45,150)    1,240,000            -    1,194,850

Net loss for the year                -            -            -             -   (1,298,410)  (1,298,410)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2001         21,121,100       21,121    2,439,229    (1,215,500)  (1,352,731)    (107,881)

Cancellation of common
 stock in conjunction
 with officer separation
 agreements                 (9,900,000)      (9,900)       9,900             -            -            -

Issuance of common stock
 in conjunction with
 officer separation
 agreements                    700,000          700         (700)            -            -            -

Issuance of stock for
 asset purchase                450,000          450        69,550            -            -       70,000

Expense incurred through
 issuance of stock options           -            -       197,302            -            -      197,302

Issuance of common stock
 for purchase of subsidiary  1,000,000        1,000     1,009,000            -            -    1,010,000
                           ------------ ------------ ------------ ------------- ------------ ------------

Balance Forward             13,371,100  $    13,371  $  3,724,281 $ (1,215,500) $(1,352,731) $ 1,169,421
                           ------------ ------------ ------------ ------------- ------------ ------------



               The accompanying notes are an integral part of these
                        consolidated financial statements.



                          XVARIANT, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Continued)



                                                     Additional
                                Common stock         Paid-in      Subscription  Accumulated  Total
                              Shares       Amount    Capital      Receivable    Deficit      Equity
                           ------------ ------------ ------------ ------------- ------------ ------------

Balance Forward             13,371,100  $    13,371  $ 3,724,281  $ (1,215,500) $(1,352,731) $ 1,169,421

Issuance of common stock
 for services                  190,000          190      237,460             -            -      237,650

Payment received on common
 stock subscription                  -            -      (47,250)      789,960            -      742,710

Net loss for the year ended
 September 30, 2002                  -            -            -             -   (1,460,116)  (1,460,116)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2002         13,561,100       13,561    3,914,491      (425,540)  (2,812,847)     689,665

Payment received on common
  stock subscription
  (unaudited)                        -            -       (7,950)      324,760            -      316,810

Stock option expense
  (unaudited)                        -            -       44,152             -            -       44,152

Net loss for the six
 months ended March
 31, 2003 (unaudited)                -            -            -             -     (609,162)    (609,162)
                           ------------ ------------ ------------ ------------- ------------ ------------

Balance, March 31, 2003
 (unaudited)                13,561,100  $    13,561  $ 3,950,693  $   (100,780) $(3,422,009) $   441,465
                           ============ ============ ============ ============= ============ ============





               The accompanying notes are an integral part of these
                        consolidated financial statements.











                 XVARIANT, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                           (Unaudited)




                                                         For the  Six Months Ended
                                                                 March 31,
                                                        ----------------------------
                                                               2003        2002
                                                         ------------- -------------
                                                                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                               $   (609,162) $   (665,865)
  Adjustment to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                             51,480        27,181
     Common stock and stock options issued for services        44,152       150,150
     Gain on forgiveness of debt                              (19,660)           -
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                 6,272        (2,226)
     Decrease in prepaid expenses and other assets                  -         8,700
     Increase in accounts payable and accrued expenses         56,915        45,739
     Increase in deferred revenue                               4,513           908
                                                         ------------- -------------

       Net Cash Used by Operating Activities                 (465,490)     (435,413)
                                                         ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                           (9,645)            -
  Cash received in stock exchange agreement                         -         2,179
                                                         ------------- -------------
       Net Cash Provided By (Used For)
       Investing Activities                                    (9,645)        2,179
                                                         ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from lines of credit                               111,980        36,500
  Repayment on lines of credit                                (25,000)            -
  Repayments of note payable - related                              -        (1,000)
  Principle payments on capital lease obligations             (10,510)      (13,018)
  Increase (decrease) in cash overdraft                        82,931       (19,537)
  Net payments received on common stock issuance              316,810       484,960
                                                         ------------- -------------

       Net Cash Provided by Financing Activities         $    476,211  $    487,905
                                                         ------------- -------------












       The accompanying notes are an integral part of these
                consolidated financial statements.
                               9

                 XXVARIANT, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)





                                                         For the  Six Months Ended
                                                                 March 31,
                                                        ----------------------------
                                                               2003        2002
                                                         ------------- -------------
                                                                        (Restated)

INCREASE IN CASH                                         $      1,076  $     54,671

CASH AT BEGINNING OF PERIOD                                     5,127        16,545
                                                         ------------- -------------

CASH END OF PERIOD                                       $      6,203  $     71,216
                                                         ============= =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

  Interest                                               $      1,386  $         -
  Income taxes                                           $          -  $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock and stock options issued for services     $     44,152  $   150,150














       The accompanying notes are an integral part of these consolidated financial statements.

                                10






                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
              March 31, 2003 and September 30, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its September 30, 2002 Annual Report on Form 10-KSB. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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





                                12
<PAGE



                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
              March 31, 2003 and September 30, 2002

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

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
             December 31, 2002 and September 30, 2002


NOTE 4 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of the Company's outstanding stock options as of March 31, 2003 and September 30, 2002 and changes during the periods then ended is presented below:


                                         March 31,          September 30
                                           2003                  2002
                                 ----------------------- --------------------
                                       (Unaudited)

                                               Weighted             Weighted
                                               Average              Average
                                               Exercise             Exercise
                                    Shares     Price       Shares   Price
                                 ------------ ---------- ---------- ---------
  Outstanding, beginning of year   3,865,000  $    1.17          -  $      -
  Granted                                  -          -  3,865,000      1.17
  Expired/Cancelled                        -          -          -         -
  Exercised                                -          -          -         -
                                 ------------ ---------- ---------- ---------

  Outstanding end of year          3,865,000  $    1.17  3,865,000  $   1.17
                                 ============ ========== ========== =========
  Exercisable                        876,667  $    0.85    488,329  $   0.95
                                 ============ ========== ========== =========



                             Outstanding                Exercisable
                 --------------------------------- ----------------------
                              Weighted
                 Number       Average     Weighted  Number       Weighted
                 Outstanding  Remaining   Average   Exercisable  Average
Range of         at Mar. 31,  Contractual Exercise  at Mar. 31,  Exercise
Exercise Prices  2003         Life        Price     2003         Price
---------------- ------------ ----------- --------- ------------ ---------
 $ 0.65              500,000     8.85     $   0.65      333,334  $   0.65
   1.08            2,165,000     8.86         1.08      110,000      1.08
   1.09              600,000     8.65         1.09      433,332      1.09
   2.00              600,000     8.65         2.00            -         -
                 ------------ ----------- --------- ------------ ---------
 $ 0.65-2.00       3,865,000     8.79     $   1.17      876,667  $   0.85
                 ============ =========== ========= ============ =========

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
              March 31, 2003 and September 30, 2002

NOTE 4 - STOCK OPTIONS AND WARRANTS (Continued)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                            For the Year
                                               Ended
                                         September 30, 2002
                                        -------------------
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

                                             For the Six Months Ended
                                                    March 31,
                                                2003          2002
                                            ------------- -------------
                                             (unaudited)   (unaudited)

       Net (loss) as reported               $   (609,162) $   (665,865)
       Pro forma net loss                   $   (819,965) $   (665,865)
       Basic (loss) per share as reported   $      (0.04) $      (0.02)
       Pro forma                            $      (0.06) $      (0.02)

NOTE 5 - MATERIAL EVENTS

During the six months ended March 31, 2003, the Company borrowed a net amount of $86,980 from a related party under an existing line of credit. Also, during the same period, the Company received $324,760 from common stock subscription agreements, resulting in net cash to the Company of $316,810.

NOTE 6 - CORRECTION OF ERRORS

Subsequent to the original issuance of the March 31, 2002 consolidated financial statements, the Company determined that certain shares of common stock were not properly valued for the recognition of services performed, interest was not recorded on notes payable, depreciation was not properly calculated on fixed assets, accounts receivable were overvalued, cash overdraft was misclassified and current liabilities were unrecorded at March 31, 2002, thereby understating general and administrative expenses by $143,052 and other expenses by $917. Correction of these errors had the following effect on the previously reported net loss for the three and six months ended March 31, 2002, and has an equal understatement of the retained deficit as of March 31, 2002.

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
               March 31, 2003 and September 30, 2002

NOTE 6 - CORRECTION OF ERRORS (Continued)


                                 For the Three Months Ended March 31, 2002
                                 -----------------------------------------
                                 Originally         As
                                 Reported        Restated     Difference
                                 ------------- ------------- -------------

    Total Assets                 $  1,364,897  $  1,365,700  $        803 (1)

    Total Liabilities                 439,550       434,337         5,213 (2)

    Additional Paid-in Capital      3,513,079     3,663,064      (149,985)(3)

    Net loss                          191,454       335,423      (143,969)

    Loss per share               $      (0.01) $      (0.02) $      (0.01)(4)



                                 For the Six Months Ended March 31, 2002
                                 -----------------------------------------
                                 Originally          As
                                 Reported         Restated    Difference
                                 ------------- ------------- -------------

     Total Assets                $  1,364,897  $  1,365,700  $        803 (1)

     Total Liabilities                439,550       434,337         5,213 (2)

     Additional Paid-in Capital     3,513,079     3,663,064      (149,985)(3)

     Net loss                         521,896       665,865      (143,969)

     Loss per share              $      (0.03) $      (0.04) $      (0.01)(4)


     (1) Relates to additional depreciation expense recorded on fixed assets calculated incorrectly, decrease in the valuation of accounts receivable and reclassification of cash overdraft as a liability.
     (2) Relates to interest accrued on notes payable not previously recorded, recognition of additional unrecorded liabilities and reclassification of cash overdraft as a liability,
     (3) Relates to additional expense recorded for the proper valuation of common stock issued for services.
     (4) Loss per share increased by $0.01.

NOTE 7 - SUBSEQUENT EVENTS

In May 2003, the Company purchased the assets of 3Dvisit for $35,000. With the purchase, the Company acquired accounts receivable, computer equipment, and intangible assets and retains all photographers of 3Dvisit as well as selected staff to manage the sales and marketing functions in Canada.

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

Plan of Operation

      The Company continues to target the top real estate brokerage firms in the United States, and actively undertakes efforts to sell the Company's products and services to such firms, as a means of attempting to secure a larger share of the real estate service industry market in the United States. The Company will undertake active efforts to enter into contracts with the larger real estate brokers in each of these market areas.

      The Company's plan of operation continues to depend on its ability to raise additional capital, of which there can be no assurance. The Company is a party to subscription agreements for the sale of its restricted common stock totaling $2,500,000. Through March 31, 2002, the Company has received approximately $2,400,000 under the subscription agreements, and although the funding source is under no obligation to continue making capital investments in the Company, it has verbally committed to continue funding the Company through equity purchases or loans through June 30, 2003. The Company has used, and will continue to use, these funds to pay general and administrative expenses, and to develop its marketing plan, which includes participation in trade shows and direct marketing as well as traveling to meet one-on-one with real estate brokers. After June 30, 2003, if the Company has not achieved a break-even status, the Company will begin a program of cost reduction and seek
additional investment capital to cover any cost shortfall.   With such cost
reductions and additional investment, if received, the Company anticipates that it will be able to cover its working capital needs over the next twelve months.

      The Company originally developed technology designed to convert traffic on real estate brokerage firms' web sites into leads by capturing vital prospect information and delivering it to brokerage firms for follow up. It was the intent that the brokerage firms would obtain greater value from their sites because of referrals generated through the Company's system. The Company was to share in the referral fees so generated. In practice, the referral fee model has not proved to be viable.

      However, what has proven to be valuable has been the ability of the Company's technology and its Web presentation to capture valuable information concerning house buying prospects. The Company has added customer service representatives who are charged with the responsibility of contacting all those people visiting a client web site, and qualifying the prospect's present intent to engage in a real estate transaction. If the prospect is deemed to be an "imminent" prospect, the brokerage is contacted and given the "hot" lead to be presented to an agent for follow up. This service of qualifying prospect leads and presenting to a customer is currently being marketed by the Company under the brand name of LEADMAXX. The Company is charging its clients a monthly recurring service fee and a per lead charge for leads qualified by
the Company and presented to the client.   To date, there are 17 brokerage
customers that have engaged the Company to provide the lead generation services, which generate approximately $22,500 per month in recurring service revenue.

      The Company determined that it needed to offer additional services to its customers and to prospective customers in order to attract a larger customer base. The Company, in the past year, acquired the product offering of Bid Trac, Inc., and acquired 360House.com, a provider of virtual tour services. The Bid Trac customers have been converted to LeadMaxx, and the combined offerings of lead generation and a virtual tour capability have increased the Company's exposure in the real estate industry and increased the Company's revenues by more than 150% in the past year. The virtual tour services are marketed by the Company primarily as TOURMAXX. Currently, the sales presentations made by the Company consist of the bundled services of the LeadMaxx and TourMaxx services. Revenue from the TourMaxx services constituted approximately 90% of the total revenue of the Company for the quarter ended March 31, 2003. The Company intends to continue to search for complementary services to offer to its customers and, if acquired, they will also be included in the bundle of services offered to Company customers.

      In addition to its virtual tour business for the residential real estate market, 360House provides digital 360 degree and still photography of the exterior and interior of commercial properties and provides a unique service for the construction industry under the tradename "Build Maxx" and "Photophase". Although in excess of 90% of the Company's revenues are derived from the residential real estate business, other potential market segments, such as the building industry, are not being serviced by competitors, and the Company has targeted the commercial real estate industry and the construction industry for active marketing.

      360House also allows agents or brokerages to print property flyers with all of the listing information and photos of the house and its rooms from the Company website. On today's sophisticated color printers the resulting product looks professionally printed at a fraction of the cost of traditional printing media. The website also furnishes detailed statistical information concerning the number of website visits by potential purchasers and helps the agent to gauge the effectiveness of its advertising program. For the most recently ended quarter, approximately 90% of the Company's revenues were generated from sales of virtual tours and related products.

      The operating plan of the Company is to brand all of its products under a common brand and sell the Company's products as a single, unified product offering. Efforts have been undertaken to present a bundled service offering to existing customers, in an attempt to increase revenues from existing customers, as well as presenting the bundle of services to all prospective customers.

Results of Operations for the three months ended March 31, 2003 and March 31,
2002

      Revenues

      The Company generated $620,242 in revenue during the three months ended March 31, 2003. During the same three-month period in 2002, the Company generated revenue of $234,538. The increase is primarily due to the increased number of virtual tours sold by the Company. During the quarter ended March 31, 2003, the Company provided 6,472 virtual tours compared to 4,238 sold by the Company in the comparable period last year.

      Operating Expenses

      Operating expenses for the three months ended March 31, 2003 were $937,218 compared to $571,422 for the three months ended March 31, 2002. The increase of approximately $365,000 is due primarily to the increased activity of the Company in providing virtual tours. The Company's sales and marketing expenses increased approximately $316,000, of which $268,000 was an increase in the payments to sales affiliates of the Company. The Company pays its affiliates located throughout the country a portion of the revenue they generate in consideration of their efforts in locating and selling new customers. Payments to such affiliates aggregated approximately $289,000. The remainder of the increase in sales and marketing expenses was the result of increased sales activity of the Company. Salaries and attendant expenses increased approximately $185,000, which accounted for the remainder of the increase, which was partially offset by decreases in various categories of general expenses.

      During the three months ended March 31, 2003, the Company had a net loss of $320,708 compared to a net loss of $335,423 for the three months ended March 31, 2002. The decrease in net loss results primarily from increased sales of the Company.

Results of Operations for the six months ended March 31, 2003, and March 31,
2002

      Revenues

      The Company generated $1,142,656 in revenue during the six months ended March 31, 2003. During the same six-month period in 2002, the Company generated revenue of $286,836. The increase is due almost solely to the acquisition of 360house, which occurred in January, 2002 and the increase of its business during the three month period ending March 31, 2003.

      Operating Expenses

      Operating expenses for the six months ended March 31, 2003, were $1,765,044 compared to $ 926,135 for the six months ended March 31, 2002. The increase of approximately $839,000 is due primarily to an increase of approximately $523,000 in payments to affiliates and an increase of approximately $277,000 in salaries and related benefits. The increase in these two categories of expenses was due to the acquisition of 360House and the general increase in business of the Company and employees to manage the growth.

Liquidity and Capital Resources

      At March 31, 2003, the Company had cash of $6,203, total current assets of $105,591, total current liabilities of $840,942 and total stockholder's equity of $441,465. Cash increased $1,076, from $5,127 on September 30, 2002. Other assets including Goodwill remained constant for the period ending March 31, 2003.

      For the six months ended March 31, 2003, the Company used $465,490 of cash for operating activities compared to $435,413 used for operating activities in the six months ending March 31, 2002. The cash used for operations was provided primarily from common stock subscriptions and from lines of credit provided by related parties.

      The Company estimates that its monthly expenses over the next several months will be between approximately $180,000 and $225,000 per month, depending on the level of activity of the Company. The Company increased the number of virtual tours in the most recently ended quarter by 36% over the number of tours in the first quarter of this fiscal year and anticipates an increase in the next quarter due to seasonal factors and new customers.
While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent, the Company continues to generate increased cash flow from operations, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments received under a subscription agreement and borrowings from related parties, and has received verbal assurance that such payments will continue through the next quarter. The Company expects that its additional cash needs after revenue, will be between $75,000 and $100,000 per month for the next several months. The investors under the subscription agreement have met the total obligation under the subscription agreement, but have indicated a willingness to continue funding through loans or additional contributions to capital through June 30,
2003.    This would provide the Company with funding for its operating needs for a period of only three months, based on expected operating results over the next quarter. Therefore, there can be no assurance that the Company will continue to receive loans or equity contributions if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments were to terminate, for any reason, the Company would be in immediate need of another source of capital. The dilution experienced by the existing shareholders in the event of such
additional capital infusions cannot be determined at this time.   There can be
no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

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

                                  XVARIANT, INC.


Date: May 14, 2003                /s/ Reed L. Benson
                                  _______________________________________
                                  Reed L. Benson
                                  Chief Executive Officer, Chief Financial
                                  Officer and Director

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

Date: May 14, 2003               /s/ Reed L. Benson
                                 ____________________________________________
                                 Reed L. Benson
                                 Chief Executive Officer and Chief Financial
                                 Officer

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Xvariant, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Reed L. Benson, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

       (1) Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 14, 2003             /s/ Reed L. Benson
                               ____________________________________________
                               Reed L. Benson
                               Chief Executive Officer and Chief Financial
                               Officer