Form 10QSB
period 2003-06-30
XVARIANT INC
filed 2003-08-19
CIK 1034764

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
                       Exchange Act of 1934

                 For the Quarterly Period ended June 30, 2003
                                                -------------

                       Commission File Number: 000-28339
                                               ---------

                          XVARIANT, INC.
                         ---------------
      (Exact name of registrant as specified in its charter)

             Nevada                                     84-1398342
             ------                                     ----------
      (State of Incorporation)            (IRS Employer Identification No.)

   170 South Main Street, Suite 1050, Salt Lake City, UT 84101
   -----------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

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
( x ) Yes  (  ) No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                          Outstanding as of August 18, 2003
        ------                         ---------------------------------
      Common Stock                          13,561,100 shares

Transitional Small Business Format: Yes [  ]    No [ X ]

                          XVARIANT, INC.

        Form 10-QSB for the Six Months ended June 30, 2003

                        Table of Contents

Part I - Financial Information                                         Page

    Item 1.  Financial Statements                                          3

    Item 2.  Management's Discussion and Analysis or Plan of Operation    15

    Item 3.  Controls and Procedures                                      19

Part II - Other Information

    Item 1.  Legal Proceedings                                            19

    Item 2.  Changes in Securities                                        19

    Item 3.  Defaults Upon Senior Securities                              19

    Item 4.  Submission of Matters to a Vote of Security Holders          19

    Item 5.  Other Information                                            19

    Item 6.  Exhibits and Reports on Form 8-K                             19

Signatures                                                                20

                  PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements







                          XVARIANT, INC.

                       FINANCIAL STATEMENTS

               June 30, 2003 and September 30, 2002

                 XVARIANT, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


                              ASSETS

                                                    June 30,    September 30,
                                                      2003          2002
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

   Cash                                           $      6,650  $      5,127
   Accounts receivable, net                             68,078       105,660
                                                  ------------- -------------

     Total Current Assets                               74,728       110,787
                                                  ------------- -------------

EQUIPMENT, NET                                          66,903       106,371
                                                  ------------- -------------
OTHER ASSETS

   Other non-current assets, net                        17,982        44,232
   Goodwill                                          1,068,048     1,068,048
                                                  ------------- -------------

     Total Other Assets                              1,086,030     1,112,280
                                                  ------------- -------------

     TOTAL ASSETS                                 $  1,227,661  $  1,329,438
                                                  ============= =============








       The accompanying notes are an integral part of these consolidated financial statements.

                 XVARIANT, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                    June 30,     September 30,
                                                      2003           2002
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT LIABILITIES

  Cash overdraft                                  $     39,336  $      6,942
  Accounts payable and accrued expenses                516,740       505,569
  Accrued interest - related parties                    10,840         4,401
  Deferred revenue                                      34,519        14,425
  Lines of credit, related parties                     160,294        73,314
  Note payable, related party                            3,500         3,500
  Current maturities of long-term obligations            7,882        30,145
                                                  ------------- -------------

     Total Current Liabilities                         773,111       638,296
                                                  ------------- -------------
LONG-TERM LIABILITIES

  Long-term line of credit                             149,080             -
  Long-term obligations, less current maturities             -         1,477
                                                  ------------- -------------

     Total Long-Term Liabilities                       149,080         1,477
                                                  ------------- -------------

     Total Liabilities                                 922,191       639,773
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000
    shares authorized; 13,561,100 shares
    issued and outstanding                              13,561        13,561
  Additional paid-in capital                         3,982,243     3,914,491
  Stock subscription receivable                              -      (425,540)
  Accumulated deficit                               (3,690,334)   (2,812,847)
                                                  ------------- -------------

      Total Stockholders' Equity                       305,470       689,665
                                                  ------------- -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  1,227,661  $  1,329,438
                                                  ============= =============





       The accompanying notes are an integral part of these consolidated financial statements.


                      VARIANT, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (Unaudited)





                                        For the Three Months Ended    For the Nine Months Ended
                                                  June 30,                     June 30,
                                        --------------------------- ---------------------------
                                            2003          2002          2003          2002
                                        ------------- ------------- ------------- -------------

REVENUE                                 $    932,621  $    437,239  $  2,075,277  $    724,075
                                        ------------- ------------- ------------- -------------
OPERATING EXPENSES

  Salaries and employee benefits             352,434       271,137       994,936       636,319
  Sales and marketing                        567,532       105,988     1,190,882       170,451
  Technology development and
    website design                               408             -         2,748        63,036
  Other general and administrative           133,718        75,338       349,447       162,476
  Bad debt expense                            28,930             -        51,960            -
  Photography services                        41,618        54,590       128,676       110,644
  Consulting services                         15,000        34,659        74,151       101,675
  Rent                                        13,848        15,833        38,207        48,524
  Depreciation and amortization               23,393        17,474        74,873        42,407
  Travel                                      17,708        14,701        53,753        37,271
                                        ------------- ------------- ------------- -------------

     Total Operating Expenses              1,194,589       589,720     2,959,633     1,372,803
                                        ------------- ------------- ------------- -------------

Net Loss From Operations                    (261,968)     (152,481)     (884,356)     (648,728)
                                        ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE)

  Interest expense                            (6,357)       (3,149)      (12,791)       (6,936)
  Other income                                     -             -             -         4,071
  Loss on disposal of business                     -             -             -       (25,934)
  Gain on forgiveness of debt                      -             -        19,660             -
                                        ------------- ------------- ------------- -------------

     Total Other Income (Expense)             (6,357)       (3,149)        6,869       (28,799)
                                        ------------- ------------- ------------- -------------

Loss before income taxes                    (268,325)     (155,630)     (877,487)     (677,527)

Income taxes                                       -             -             -             -
                                        ------------- ------------- ------------- -------------

NET LOSS                                $   (268,325) $   (155,630) $   (877,487) $   (677,527)
                                        ============= ============= ============= =============

BASIC LOSS PER SHARE                    $      (0.02) $      (0.01) $      (0.06) $      (0.04)
                                        ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       13,561,100    17,436,000    13,561,100    16,745,614
                                        ============= ============= ============= =============


The accompanying notes are an integral part of these consolidated financial statements.

                                    6

                        XVARIANT, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)


                                Common Stock         Additional
                           ------------------------- Paid-in      Subscription  Accumulated  Total
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
                           ------------ ------------ ------------ ------------- ------------ ------------









The accompanying notes are an integral part of these consolidated financial statements

                                       7

                        XVARIANT, INC. AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                Common Stock         Additional
                           ------------------------- Paid-in      Subscription  Accumulated  Total
                              Shares       Amount    Capital      Receivable    Deficit      Equity
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance Forward             13,371,100  $    13,371  $ 3,724,281  $ (1,215,500) $(1,352,731) $ 1,169,421

Issuance of common stock
 for services                  190,000          190      237,460             -            -      237,650

Payment received on
 common stock subscription           -            -      (47,250)      789,960            -      742,710

Net loss for the year ended
 September 30, 2002                  -            -            -             -   (1,460,116)  (1,460,116)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance at
 September 30, 2002         13,561,100       13,561    3,914,491      (425,540)  (2,812,847)     689,665

Payment received on
 common stock
 subscription (unaudited)            -            -      (20,550)      425,540            -      404,990

Stock option expense
 (unaudited)                         -            -       88,302             -            -       88,302

Net loss for the nine
 months ended June 30,
 2003 (unaudited)                    -            -            -             -     (877,487)    (877,487)
                           ------------ ------------ ------------ ------------- ------------ ------------
Balance, June 30, 2003
 (unaudited)                13,561,100  $    13,561  $ 3,982,243  $          -  $(3,690,334) $   305,470
                           ============ ============ ============ ============= ============ ============









The accompanying notes are an integral part of these consolidated financial statements.

                                       8

                        XVARIANT, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                        For the Nine Months Ended
                                                                                 June 30,
                                                                       ---------------------------
                                                                           2003           2002
                                                                       ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                             $   (877,487) $   (677,527)
  Adjustment to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                                           74,873        42,407
     Common stock and stock options issued for services                      88,302           165
     Gain on investment of debt                                             (19,660)            -
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                              37,582       (73,049)
     Decrease in prepaid expenses and other assets                                -         8,700
     Increase in accounts payable and accrued expenses                       30,831       150,485
     Increase in accrued interest - related party                             6,439             -
     Increase in deferred revenue                                            20,094        12,391
                                                                       ------------- -------------

         Net Cash Used by Operating Activities                             (639,026)     (536,428)
                                                                       ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                         (9,155)            -
  Cash received in stock exchange agreement                                       -         2,179
                                                                       ------------- -------------

         Net Cash Used by Investing Activities                               (9,155)        2,179
                                                                       ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from lines of credit                                             261,060        36,500
  Repayments on lines of credit                                             (25,000)      (11,500)
  Principle payments on capital lease obligations                           (23,740)      (19,218)
  Increase (decrease) in cash overdraft                                      32,394       (24,144)
  Net payments received on common  stock issuance                           404,990       622,490
                                                                       ------------- -------------

         Net Cash Provided by Financing Activities                     $    649,704  $    604,128
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

                                       9





                         XVARIANT, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)




                                                                        For the Nine Months Ended
                                                                       ---------------------------
                                                                                 June 30,
                                                                           2003           2002
                                                                       ------------- -------------

INCREASE IN CASH                                                       $      1,523  $     69,879

CASH AT BEGINNING OF PERIOD                                                   5,127        16,545
                                                                       ------------- -------------

CASH END OF PERIOD                                                     $      6,650  $     86,424
                                                                       ============= =============

                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
                -----------------------------------------------


CASH PAID DURING THE YEAR FOR

  Interest                                                             $      2,355  $         -
  Income taxes                                                         $          -  $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                                     $     88,302  $       165
  Capital lease obligation for fixed assets                            $          -  $         -










The accompanying notes are an integral part of these consolidated financial statements.




                  XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
               June 30, 2003 and September 30, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its September 30, 2002 Annual Report on Form 10-KSB. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
               June 30, 2003 and September 30, 2002


NOTE 3 - STOCK OPTIONS AND WARRANTS

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

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
               June 30, 2003 and September 30, 2002


NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of the Company's outstanding stock options as of June 30, 2003 and September 30, 2002 and changes during the periods then ended is presented below:


                                                June 30,        September 30,
                                                  2003               2002
                                               --------------- --------------
                                               (Unaudited)


                                               Weighted             Weighted
                                               Average              Average
                                               Exercise             Exercise
                                    Shares     Price       Shares   Price
                                 ------------ ---------- ---------- ---------
 Outstanding, beginning of year    3,865,000  $    1.17          -  $      -
 Granted                                   -          -  3,865,000      1.17
 Expired/Cancelled                         -          -          -         -
 Exercised                                 -          -          -         -
                                 ------------ ---------- ---------- ---------
 Outstanding end of year           3,865,000  $    1.17  3,865,000  $   1.17
                                 ============ ========== ========== =========

 Exercisable                         876,667  $    0.85    488,329  $   0.95
                                 ============ ========== ========== ========



                             Outstanding                Exercisable
                 --------------------------------- ----------------------
                              Weighted
                 Number       Average     Weighted  Number       Weighted
                 Outstanding  Remaining   Average   Exercisable  Average
Range of         at June 30,  Contractual Exercise  at June 30,  Exercise
Exercise Prices  2003         Life        Price     2003         Price
---------------- ------------ ----------- --------- ------------ ---------

    $     0.65       500,000        8.85  $   0.65      333,334  $   0.65
          1.08     2,165,000        8.86      1.08      110,000      1.08
          1.09       600,000        8.65      1.09      433,332      1.09
          2.00       600,000        8.65      2.00            -         -
                 ------------ ----------- --------- ------------ ---------
    $0.65-2.00     3,865,000        8.79  $   1.17      876,667  $   0.85
                 ============ =========== ========= ============ =========

                 XVARIANT, INC. AND SUBSIDIARIES
     Notes to the Unaudited Consolidated Financial Statements
               June 30, 2003 and September 30, 2002

NOTE 3- STOCK OPTIONS AND WARRANTS (Continued)

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

                                                 For the Nine Months Ended
                                                          June 30,
                                                 ----------------------------
                                                    2003          2002
                                                 ------------- -------------
                                                 (unaudited)    (unaudited)

    Net (loss) as reported                       $   (877,487) $   (677,527)
    Pro forma net loss                           $ (1,088,290) $   (888,330)
    Basic (loss) per share as reported           $      (0.06) $      (0.02)
    Pro forma                                    $      (0.08) $      (0.05)

NOTE 4 - MATERIAL EVENTS

During the nine months ended June 30, 2003, the Company borrowed a net amount of $236,060 under existing and new lines of credit. Of that amount, $149,080 relates to a new line of credit dated June 1, 2003 which bears interest at a rate of 6% with principal and interest due December 31, 2004. Also, during the same period, the Company received $425,540 from common stock subscription agreements, resulting in net cash to the Company of $404,990.

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

Plan of Operation

     The Company continues to target the leading real estate brokerage firms in the United States, and actively undertakes efforts to sell the Company's products and services to such firms, as a means of attempting to secure a larger share of the real estate service industry market in the United States. The Company will undertake active efforts to enter into contracts with the larger real estate brokers in each of these market areas.

     The Company's plan of operation continues to depend on its ability to raise additional capital, of which there can be no assurance. The Company is a party to subscription agreements for the sale of its restricted common stock totaling $2,500,000. Through June 30, 2003, the Company had received all amounts due under the subscription agreements. The Company has used the funds received to pay general and administrative expenses, and to develop its marketing plan, which includes participation in trade shows and direct marketing as well as traveling to meet one-on-one with real estate brokers. The Company has not achieved a breakeven status and is undertaking a program of cost reduction and seeking additional investment capital to cover cost
shortfalls.   It is anticipated that cost reductions and additional
investment, if received, will cover the Company's working capital needs over the next twelve months.

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

     However, what has proven to be valuable has been the ability of the Company's technology and Web presentation to capture valuable information concerning house buying prospects. The Company has added customer service representatives who are charged with the responsibility of contacting all those people visiting a client web site and qualifying the prospect's present intent to engage in a real estate transaction. If the prospect is deemed to be an "imminent" prospect, the brokerage is contacted and given the "hot" lead to be presented to an agent for follow up. This service of qualifying prospect leads and presenting to a customer is currently being marketed by the Company under the brand name of LEADMAXX. The Company is charging its clients a monthly recurring service fee and a per lead charge for leads qualified by
the Company and presented to the client.   To date, there are 17 brokerage
customers that have engaged the Company to provide the lead generation services, which generated an average of approximately $30,000 per month in service revenue during the quarter ended June 30, 2003.

     The Company determined that it needed to offer additional services to its customers and to prospective customers in order to attract a larger customer base. The Company, in the past year, acquired the product offering of Bid Trac, Inc., and acquired 360House.com, a provider of virtual tour services. The Bid Trac customers have been converted to LeadMaxx, and the combined offerings of lead generation and a virtual tour capability has increased the Company's exposure in the real estate industry and have increased the Company's revenues by more than 180% in the past year. The virtual tour services are marketed by the Company primarily as TOURMAXX. Currently, the sales presentations made by the Company consist of the bundled services of the LeadMaxx and TourMaxx services. Revenue from the TourMaxx services constituted approximately 90% of the total revenue of the Company for the quarter ended June 30, 2003. The Company intends to continue to search for complementary services to offer to its customers and, if acquired, they will also be included in the bundle of services offered to Company customers.

     Although in excess of 90% of the Company's revenues are derived from the residential real estate business, other potential market segments, such as the building industry, are not being serviced by competitors, and the Company has targeted the commercial real estate industry and the construction industry for active marketing. In addition to its virtual tour business for the residential real estate market, 360House provides digital 360 degree and still photography of the exterior and interior of commercial properties and provides a unique service for the construction industry under the tradename "Build Maxx" and "Photophase."

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

     The operating plan of the Company going forward has been to brand all of its products under a common brand and sell the Company's products as a single, unified product offering. Efforts have been undertaken to present a bundled service offering to existing customers, to increase revenues from existing customers, as well as presenting the bundle of services to prospective customers. Going forward, however, the Company may outsource certain of its services or enter into strategic relationships with other service providers in an effort to reduce its operating costs.

Results of Operations for the three months ended June 30, 2003 and June 30,
2002

     Revenues. The Company generated $932,621 in revenue during the three months ended June 30, 2003. During the same three-month period in 2002, the Company generated revenue of $437,239. The increase is primarily due to the increased number of virtual tours sold by the Company. During the quarter ended June 30, 2003, the Company provided approximately 9,100 virtual tours, compared to 3,968 sold by the Company in the comparable period last year.

     Operating Expenses. Operating expenses for the three months ended June 30, 2003 were $1,194,589 compared to $589,720 for the three months ended June 30, 2002. The increase of approximately $605,000 is due primarily to the increased activity of the Company in providing virtual tours. The Company's sales and marketing expenses increased $462,000, of which $450,000 was an increase in the payments to sales affiliates of the Company. The Company pays its affiliates located throughout the country a portion of the revenue they generate in consideration of their efforts in locating and selling new customers. Payments to such affiliates aggregated approximately $536,000.
The remainder of the increase in sales and marketing expenses was the result of increased sales activity of the Company. Salaries and attendant expenses increased approximately $80,000 and accounted for the majority of the remainder of the increase.

     During the three months ended June 30, 2003, the Company had a net loss of $268,365 compared to a net loss of $155,630 for the three months ended June 30, 2002. The increase in net loss results primarily from increased sales expenses of the Company, described above.

Results of Operations for the nine months ended June 30, 2003, and June 30,
2002

     Revenues. The Company generated $2,075,277 in revenue during the nine months ended June 30, 2003. During the same nine-month period in 2002, the Company generated revenue of $724,075. The increase is due almost solely to the acquisition of 360house, which occurred in January, 2002 and the increase of its business during the six month period ending June 30, 2003.

     Operating Expenses. Operating expenses for the nine months ended June 30, 2003, were $2,959,633 compared to $1,372,803 for the nine months ended June 30, 2002. The increase of approximately $1,587,000 is due primarily to an increase of approximately $1,000,000 in payments to affiliates and related marketing expenses and an increase of approximately $358,000 in salaries and related benefits. The increase in these two categories of expenses was due to the acquisition of 360House and the general increase in business of the Company and employees to manage the growth. In addition, the Company incurred Bad Debt Expenses of approximately $50,000 in the nine months ended June 30, 2003 compared to no Bad Debt Expense in the comparable period ending June 30, 2002.

Liquidity and Capital Resources

     At June 30, 2003, the Company had cash of $6,650, total current assets of $74,728, total current liabilities of $773,111 and total stockholder's equity of $305,470, as compared to stockholders' equity of $689,665 at September 30, 2002. Cash increased $1,523, from $5,127 on September 30, 2002. Goodwill remained constant for the period ending June 30, 2003, but the other components of Other Assets decreased approximately $26,000.

     For the nine months ended June 30, 2003, the Company used $639,026 of cash for operating activities compared to $536,428 used for operating activities in the nine months ending June 30, 2002. The cash used for operations was provided primarily from common stock subscriptions and from lines of credit provided by related parties.

     The Company estimates that its monthly expenses over the next several months will be between approximately $180,000 and $225,000 per month, depending on the level of activity of the Company and assuming no decrease in operating expenses. The Company increased the number of virtual tours in the most recently ended quarter by 69 % over the number of tours in the first quarter of this fiscal year and anticipates an increase in the next quarter due to seasonal factors and new customers. While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent, the Company continues to generate increased cash flow from operations, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments received under a subscription agreement and borrowings from related parties. The Company expects that its additional cash needs after revenue, will be between $75,000 and $100,000 per month for the next several months. There can be no assurance that the Company will continue to receive loans or equity contributions if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments were to terminate, for any reason, the Company would be in immediate need of another source of capital. The dilution experienced by the existing shareholders in the event of such additional capital infusions
cannot be determined at this time.   There can be no assurance that, in such
event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

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

Item 3.  Controls and Procedures

      As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

     There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                   Part II - Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.


   Exhibit   Description
   --------  -----------
     31      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
             of 2002*

     32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**


*  Included herein pursuant to Item 601(b) 31 of Regulation SB.
** Included herein pursuant to Item 601(b) 32 of Regulation SB.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XVARIANT, INC.

     Date: August 19, 2003              /s/ Reed L. Benson
                                        ----------------------------------
                                        Reed L. Benson
                                        Chief Executive Officer, Chief
                                        Financial Officer
                                        and Director