Form 10KSB
period 2003-09-30
XVARIANT INC
filed 2004-09-03
CIK 1034764

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended September 30, 2003

                Commission File Number: 000-28339

                          XVARIANT, INC.
       ----------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

                 Nevada                            84-1398342
     -------------------------------            ------------------
     (State or other Jurisdiction of            (I.R.S. Employer
      Incorporation or Organization)            Identification No.)

      57 West 200 South, Ste. 550 Salt Lake City, Utah 84101
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

State issuer's revenues for its most recent fiscal year.  $2,941,802.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 25, 2004, was $1,340,110.

As of August 25, 2004, the Registrant had outstanding 13,561,100 shares of its common stock.

Transitional Small Business Disclosure Format: Yes [  ] No [ X ]

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                                Page No.

Item 1.   Description of Business..........................................1
Item 2.   Description of Property..........................................7
Item 3.   Legal Proceedings................................................7
Item 4.   Submission of Matters to a Vote of Security Holders..............7

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.........7
Item 6.   Management's Discussion and Analysis or Plan of Operation........8
Item 7.   Financial Statements.......................................13, F-1
Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.............................13

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act...............13
Item 10.  Executive Compensation..........................................14
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters......................15
Item 12.  Certain Relationships and Related Transactions..................17
Item 13.  Exhibits and Reports on Form 8-K................................18
Item 14.  Controls and Procedures.........................................18
Signatures................................................................19

The information contained in this Form 10-KSB for the fiscal year ended September 30, 2003, is as of the latest practicable date except for financial information, which relates to the fiscal year.

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

     Acquisition of REF

     The Company acquired REF as a wholly owned subsidiary by issuing 20,500,000 shares of the Company's authorized common stock, 20,000,000 of which were issued to the shareholders of REF in exchange for their interests in REF, and 500,000 of which were issued as a fee to one of the Company's shareholders. The newly issued shares aggregated approximately 97% of the then issued and outstanding shares of the Company, and resulted in a change in control of the Company. At the closing of the acquisition, REF had no liabilities other than ordinary overhead expenditures, a real estate lease obligation, employment agreements with the three founders of REF, and a consulting agreement with another shareholder of REF. REF had no significant assets other than its intellectual property, copyrights, and computers used to deliver its service. It did, however, have a subscription agreement with one of its shareholders to provide up to $2,500,000 in capital funding over the next one-year period. To date, the full capital commitment has been received and utilized to pursue Company business operations.

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

     The Exchange Agreement contains an option allowing the shareholders of 360House to unwind the transaction in certain events. In the event the shareholders of 360House did not want to accept the Earnout Shares at December 31, 2003, they could surrender all of their shares in the Company and all of the issued and outstanding common stock of 360House shall be returned to the shareholders of 360House. In such event, however, the Company has the option to retain the 360House shares and pay the value calculated at December 31, 2003 to the 360House shareholders in cash. Neither of the alternatives have been acceptable to either the Company or the shareholders. The Company and the shareholders are in the process of preparing settlement documents reflecting a position somewhere in between the two positions outlined in the Exchange Agreement, but the parties have not finalized their discussions.

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

     In an attempt to reduce overhead and costs of the LeadMAXX infrastructure, the Company entered into a reseller agreement with Lantrax, Inc., a New York corporation ("Lantrax") in September 2003, wherein Lantrax will market and sell the LeadMaxx product to its existing customers and new customers, including the maintenance of the Company's servers used to deliver LeadMaxx products. This agreement will remove overhead previously expended to sell LeadMaxx products and the maintenance of its servers. The financial impact of this agreement will be realized in 2004. LeadMaxx, however, will retain the responsibility of providing lead qualification for all existing LeadMaxx customers that subscribe to receive those services from its call center.

     TourMaxx services include the following components:

     a. The TourMaxx principal service includes a photography service that presents a virtual tour of a real estate listing to better display a listed home for potential buyers. The virtual tour consists of 360 degree views of as many rooms of a house as the agent or broker desires to feature. The photos of the rooms must be shot with a 360 degree lens and then "unwrapped" with special software. The Company has developed and trained a network of independent photographers to take the photos in all those areas where they have contracted with real estate companies to provide the service. Because the photography methods are taught by 360house trainers, it does not require that the Company find professionals to take the pictures. The Company has found that it has been relatively easy to locate independent contractors to provide this service. The Company currently has a data base of over 300 photographers serving this function and does not foresee any significant difficulty in locating sufficient photographers in any area to service their needs. As virtual tours become more in demand nationwide, the Company expects the market for virtual tours to grow rapidly.

     b. TourMaxx also provides digital still photography of the exterior and interior of any home and presents it on the Internet. Management believes website presentation and high-resolution copies of photos taken make this an attractive and cost effective substitute when a virtual tour is not available. These still tours can be done on a self service basis. Agents can take their own photos and upload them onto their website using the Company interface.
The Company also has a training cd-rom that explains the entire process from start to finish with detailed explanations and informative videos. The Company has discovered, however, that its customers have gravitated towards full service solutions as opposed to a smaller percentage which utilize the self service solution.

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

     TourMaxx virtual tour services have been customized to provide a similar service for the construction industry, under the name "PhotoPhase." With Company software a builder can create an interactive photo scrapbook of the construction process. The photos can be taken by the Company photographers or by the builder at various stages of the construction and then the photos are uploaded to a web page to allow the builder to communicate with his potential "spec" purchaser or custom purchaser. This service comes with an automatic survey module that lets the builder know the reaction of potential customers throughout the build process. The Company has entered into contracts with some of the largest home builders in the United States, and will further pursue this part of the real estate industry during 2004.

     The Company generates its revenue by charging fees for its services. The Company charges a brokerage company or an individual agent a flat fee for each real estate listing that employs a virtual tour, which fee ranges from $79 to $500 per tour, depending on volume and other factors. The Company also charges for other service transactions. The Company will enter into longer term contracts with real estate brokerages to provide the TourMaxx services. The contracts are generally for one to two years. Fees for the LeadMaxx services are a monthly service fee ranging from $500 to $5,000 based on the number of real estate offices being served by the Company and the level of service being performed. The fees generated from these services are then shared with Lantrax according to the following schedule: implementation fees:
Company receives 5%; current customer monthly fees: Company receives 25%; new customer monthly fees: Company receives 10%; and lead qualification: Company receives 90%. Similarly, the LeadMaxx customer contracts are for periods ranging from one to two years. The Company may also charge a per lead fee of $3 to $5 for each lead qualified by the Company customer service personnel if the customer chooses to employ that service.

     In the fiscal year ended September 30, 2003, approximately 90% of the revenue derived by the Company was from providing the TourMaxx services and 10% was derived from LeadMaxx services.

     To date, the Company has marketed its services to the real estate industry primarily through personal contact with larger brokerage companies. The Company has attended major real estate trade shows since its inception as an exhibitor. The service introduction has been well received and resulted in numerous contacts with real estate brokerages with which the

Company has been actively attempting to enter into service agreements. In addition, marketing literature has been selectively mailed to the largest brokerage companies throughout the United States. Combined, these sales efforts have resulted in 12 real estate brokerages in different states signing contracts to receive the LeadMaxx services which have been implemented by the Company. Some of the largest brokerage companies in the country have entered into contracts with the Company for the TourMaxx services. The Company provided an average of almost 2500 virtual tours per month in the 2003 fiscal year, which is an increase of over 800 tours per month over the previous year.

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

Major Customers

     Approximately 43% of all Company revenue for fiscal year 2003 was derived from the Company's largest five customers. As more customers are added to the services it is expected that the percentage received from those customers will be reduced significantly. All five of these customers are subscribers to the TourMaxx service.

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

Employees

     The Company and its two subsidiaries currently employ 25 people at the Company's executive offices in. The Company utilizes over 250 independent contractors who provide photography services for the TourMaxx services and 92 independent sales agents or affiliates in various states who coordinate sales efforts in their areas and act as customer liaison for brokerage customers. Such affiliates are compensated based on a percentage of the revenue generated from customers they service.

Consulting Agreement

     In the beginning of September, 2000, Applied Technology Consultants, Inc., ("ATC") a Nevada Corporation, entered into a consulting agreement with REF under the terms of which it was to be paid $5,000 per month for a term of three years ending on August 31, 2003. ATC is a shareholder in the Company. In addition, ATC entered into an agreement under the terms of which it was entitled to a finder's fee for locating investment capital funding for the operations of the Company. The finder's fee was to be a percentage of the investment proceeds actually received by the Company and was to be paid as such funds were received. The finder's fee percentage was 5% of the first million dollars received, 4% of the next million dollars received and 3% of any additional funds received. To date, ATC has received $33,600 in finder's fees and $20,000 in consulting fees. All remaining amounts were accrued. At September 30, 2003, the Company owed ATC $320,600, of which $105,000 was for finders fees owed and the remainder for consulting services. Mr. Reed L. Benson, who is an officer and director of the Company, is also an officer and director of ATC and may derive income from ATC.

Government Regulation

     The Company's business activities are subject only to general governmental regulations.

                 ITEM 2.  DESCRIPTION OF PROPERTY

     The executive offices of the Company are located at 57 West 200 South, Ste. 550, Salt Lake City, Utah 84101. 360House entered into a lease beginning in June 2003, for a five year term ending June 30, 2008. The lease covers approximately 6,700 square feet of office space at a rate of $5,585 per month. The Company has no other properties.

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


                             PART II

              ITEM 5.  MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS

     The Company's common stock is currently traded in the pink sheets under the symbol "XVNT". The Company's stock began trading on November 20, 2000. The following table sets forth, for the respective periods indicated, the high and low bid quotations, as adjusted for stock splits of the Company's common stock, as reported by the National Quotation Bureau, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Calendar Quarters                   High Bid   Low Bid
--------------------------------    --------   -------

Fiscal 2002

Quarter ended December 31, 2001     $ 2.75     $ 0.66
Quarter ended March 31, 2002          2.00       0.51
Quarter ended June 30, 2002           3.25       2.14
Quarter ended September 30, 2002      5.00       2.75

Fiscal 2003

Quarter ended December 31, 2002     $ 3.20     $ 2.90
Quarter ended March 31, 2003          3.10       2.80
Quarter ended June 30, 2003           3.00       2.80
Quarter ended September 30, 2003       .80        .60

Fiscal 2004

Quarter ended December 31, 2003     $  .35     $  .28



     On July 9, 2004, the closing bid price of the Company's common stock was $.20 per share, the high bid price was $.20 share and the low bid price was $.20 share. As of August 25, 2004, the Company had 13,561,100 shares of its common stock issued and outstanding, and there were approximately 252 shareholders of record.

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

Recent Sales of Unregistered Securities

     The Company did not sale any additional stock during the fiscal year. The Company also granted no options or warrants to acquire its common stock during the fiscal year.

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


Plan of Operation

     The Company continues to target the real estate brokerage firms in the United States, and to actively undertake efforts to sell the Company's products and services to such firms, as a means of attempting to secure a larger share of the market in selected real estate markets in the United States. The Company will undertake active efforts to enter into contracts with the larger real estate brokers in each of these market areas.

     The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance. The Company is a party to subscription agreements for the sale of its restricted common stock totaling $1,000,000. However, as of September 30, 2003, no shares have been issued by Company. Since December 31, 2003, the Company has received approximately $100,000 under the subscription agreements, but the funding source is under no obligation to continue making capital investments in the Company. The Company has used, and will continue to use, these funds to pay general and administrative expenses, and to develop its marketing plan, which includes participation in trade shows and direct marketing as well as traveling to meet one-on-one with real estate brokers. Although additional funding may be terminated at any time, the Company currently believes that funding will continue until the subscription agreement is completed. At the time that the funding is completed, if the Company has not achieved a breakeven status, the Company will begin a program of cost reduction and seek
additional investment capital to cover any cost shortfall.   It is anticipated
that cost reductions and additional investment, if received, will cover the Company's working capital needs over the next twelve months.

     The ability of the Company's technology and the Web presentation to capture valuable information concerning house buying prospects is proving valuable. The Company has added customer service representatives who are charged with the responsibility of contacting all those people visiting a client web site and qualifying the prospect's present intent to engage in a real estate transaction. If the prospect is deemed to be an "imminent" prospect, the brokerage is contacted and given the "hot" lead to be presented to an agent for follow up. This service of qualifying prospect leads and presenting to a customer is currently being sold by the Company. The Company
is charging its clients a monthly recurring service fee.   To date, there are
12 brokerage customers that have engaged the Company to provide the lead generation services, which generate approximately $24,000 per month in service revenue.

     The Company's main focus is on growing TourMaxx and its accompanying virtual tours, while also making efficient the lead qualification service of LeadMaxx. Currently, many of the sales presentations made by the Company consist of the bundled services of the LeadMaxx and TourMaxx services. Revenue from the TourMaxx services constituted approximately 90% of the total revenue of the Company for the year ended September 30, 2003. The Company intends to continue to search for complementary services to offer to its customers and, if acquired, they will also be included in the bundle of services offered to Company customers.

Results of Operation

     Revenues

     The Company has generated a total of $2,941,802 in revenue for the year ended September 30, 2003, compared with revenue of $1,382,954 for the year ended September 30, 2002. The increase in revenue of 113% is due primarily to increased sales of virtual tours to an increasing agent base.

     Operating Expenses

     The Company incurred total operating expenses of $5,137,660 for the year September 30, 2003, compared to total operating expenses of $2,804,082 for the year ended September 30, 2002. The increase of $2,333,578 as explained more fully hereafter, is primarily due to one time charges incurred in connection with the impairment of goodwill, increase in payments of compensation to sales affiliates managing TourMaxx customer accounts, increases in salaries and employee benefits and sales and marketing expenses.

     The largest single component of the increase in operating expenses is the write off of goodwill that had been recorded on the books in connection with the acquisition of 360House. Upon review of the recoverability of the goodwill it was determined that the Company will not be able to recover the goodwill and that a charge to the operations of the Company was appropriate. Accordingly, the Company recorded a charge of $1,068,047 to reflect the impairment.

     The Company's largest expense is for sales and marketing, which was in the amount of $1,649,481 for the year ended September 30, 2003 compared to $610,510 for the year ended September 30, 2002. The increase of $1,038,971, as explained more fully hereafter, is primarily due to the Company's affiliate commission sales structure (encompassing 70% of the Company's sales expense). The Company paid its sales affiliates approximately $1,152,261, which accounted for 90% of the increase in total operating expenses other than the goodwill impairment discussed above. The increase of $361,843 in salaries and employee benefits results from the added staff to accommodate future
development of Company software.    The Company has increased the number of
employees from 19 to 26, all of which increase is attributable to 360House.


     The Company incurred photography expenses of $177,869 for the year ended September 30, 2003, compared to photography expenses of $207,966 for the year ended September 30, 2002. The decrease of $30,097 was attributed to increased affiliate staff which pays for its own photography expenses.

     The Company did not incur expense for consulting fees for the year ended September 30, 2003 compared to consulting expenses of $494,787 for year ended September 30, 2002. This decrease was due primarily to completing tasks internally.

     Other expenses, which includes all expenses not specifically listed on the Statement of Operations, such as printing, data communications connections, telephone, and programming, aggregated $664,208 for the year ended September 30, 2003 as compared to $337,825 for the year ended September 30, 2002. The increase was due primarily to increase in Company sales.

     During the year ended September 30, 2003, the Company did not expend monies for technology and website design compared to $5,517 for the year ended September 30, 2003. The decrease was due primarily to completion of the Company's website design projects and hiring of in-house personnel to perform that function.

     Net Losses

     The Company had a net loss in the amount of $2,193,025 for the year ended September 30, 2003 compared to a net loss of $1,460,116 for the year ended September 30, 2002. The net loss increased by $732,909 due to the charge related to the impairment of goodwill.


Liquidity and Capital Resources

     At September 30, 2003, the Company had cash of $1,136, total current assets of $97,292, current liabilities of $1,145,755, and total stockholders' equity deficit of $1,002,118. The Company experienced negative cash flow from operations during the fiscal year ended September 30, 2003 of $641,290, which was met by investor capital contributions pursuant to subscription agreements. The Company expects to continue to experience negative cash flow until the sales and marketing of the LeadMaxx services and the TourMaxx services result in contract revenue that exceed the fixed costs of operations, which is estimated to be achieved sometime during the current fiscal year.

     The Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments under subscription agreements, and anticipates that such payments will continue over the next several months. Since December 31, 2003, the Company has received a total of $100,000 in payments under subscription agreements, and anticipates that payments will continue over the next several months, at a level sufficient to meet operating capital deficits. Additional investor capital after the full funding of the existing subscription agreements will result in greater dilution to the existing
shareholders.   Therefore, future payments under the subscription agreements may depend, to some extent, on results of operations, and there can be no assurance that the Company will be able to attract new investors or that the current venture investors will continue to fund operations if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments under the subscription agreements were to terminate, for any reason, the Company would be in immediate need of another source of capital. There can be no assurance that, in such event, the Company will be able to locate a source of capital, or on terms acceptable to the Company or to reduce costs sufficient to maintain the operations of the Company at its current level.

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


                  ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements required by this Item 7 begin on Page F-1 and are located following the signature page. All information which has been omitted is either inapplicable or not required.

    Independent Auditors' Report
    Report of HJ & Associates, LLC .......................................F-1

    Consolidated Balance Sheet as of September 30, 2003...................F-2

    Consolidated Statements of Operations for the years
    ended September 30, 2003 and September 30, 2002.......................F-3

    Consolidated Statements of Stockholders' Equity for
    the years ended September 30, 2003 and 2002...........................F-4

    Consolidated Statements of Cash Flows for the years ended
    September 30, 2003 and September 30, 2002.............................F-5

    Notes to Consolidated Financial Statements............................F-7


     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

    During the fiscal year, there have been no disagreements with accountants.


                             PART III
      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS, COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth (i) the names of the executive officers,
(ii) their ages as of the date of this Form 10-KSB and (iii) the capacities in which they serve Xvariant:

Name                    Age  Position                        Officer Since
--------------------    ---- ------------------------------  -------------
Reed L. Benson          57   Chief Executive Officer,         2001
                             Chief Financial Officer
                              and Director


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

     Based solely on its review of the copies of such forms received by the Company and representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders were filed.

                 ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation


     The following sets forth the compensation of Xvariant's Chief Executive Officer and the other officers who were executive officers as of September 30, 2003 and whose total annual salary and bonuses exceeded $100,000 for the three fiscal years ended September 30, 2003.

Summary Compensation Table

                                 --------------------------------
                                                       Long Term
                                      Annual         Compensation
                                     Compensation       Awards
-------------------------------- ------------------- ------------ ------------
                      Fiscal                                       All Other
Name and Principal  Year Ended                                    Compensation
Position            September 30  Salary($) Bonus($)  Options(#)     ($)
------------------- ------------ ---------- -------- ------------ ------------

Reed L. Benson         2003          0          0          0          0
Chief Executive        2002          0 (1)      0      500,000(2)     0
Officer                2001          0          0          0          0

Glade M. Jones         2003      120,000        0          0          0
President              2002       70,000(3)(4)  0          0          0
                       2001          0          0          0          0

Andy Evans             2003      120,000        0          0          0
Chief Technical        2002       70,000(3)(5)  0          0          0
Officer                2001          0          0          0          0

(1) Does not reflect consulting fees earned by Applied Technology Consultants, Inc., of which Mr. Benson is an officer and director, under a consulting agreement providing for a $5,000 per month consulting fee and other consideration none of which was paid during the fiscal year. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

(2) Exercisable at $1.09 per share. (See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS: Recent Sales of Unregistered Securities").

(3) Includes compensation from the Company's subsidiary, 360House.

(4) Resigned as officer of X-Variant on September 19, 2003. Remains the President of 360House.com, Inc., a wholly owned subsidiary of X-Variant.

(5) Resigned as officer of X-Variant on September 19, 2003. Remains the Chief Technical Officer of 360House.com, Inc., a wholly owned subsidiary of X-Variant.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the beneficial ownership of the common stock of the Company, at April 13, 2004, by each director, current executive officer and executive officer named in the Summary Compensation Table appearing above, and each person who, to the knowledge of the Company, owned beneficially more than 5% of the Company's common stock.


                                             Beneficial Ownership
                                             --------------------
                                       Amount of and Nature of    Percent of
Beneficial Owner                       Beneficial Ownership (1)   Total (2)
------------------------------------- --------------------------- ------------
Calico, Ltd.
PO Box 267
Leeward Highway
Providenciales
Turks and Caicos Islands               6,200,000     Direct        .457%

Reed L. Benson (3)
CEO and Director
57 West 200 South, Ste. 550
Salt Lake City, Utah 84101             1,162,050     Direct (3)    .084%


All current directors, current
executive officers and former
executive officers as a group
(1 persons)                            1,162,050                   .084%

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

(2) Applicable percentage of ownership for the officers and directors is based on 14,061,100 shares of common stock, which were outstanding on April 13, 2004, and which includes 500,000 shares held by such officer and director which may be acquired upon exercise of currently exercisable options.

(3) Includes 500,000 shares which may be acquired upon exercise of presently exercisable options. (See "ITEM 10. EXECUTIVE COMPENSATION"). Also includes 100,000 shares held by Applied Technology Consultants, Inc., an entity in which Mr. Benson has shared voting control, and 12,050 shares held by Double RR, LLC, an entity in which Mr. Benson has shared voting control.

Stock Option Grants

      No stock options were granted to officers or directors during the fiscal year.

Compensation of Directors

     There are no non-employee directors of the Company and employees receive no additional compensation for serving as directors.


Employment Contracts and Termination of Employment and Change of Control Arrangements

     Mr. Reed L. Benson, CEO, is not a salaried employee of the Company, and is not compensated directly by the Company. He is President of Applied Technology Consultants, Inc. ("ATC"), which has a consulting agreement with the Company at $5,000 per month. The Company currently owes ATC approximately $320,600 under the consulting agreement. Mr. Benson may derive compensation from ATC and indirectly from the Company at such time as the Company is able to pay the amount owed to ATC. No amounts were paid during the fiscal year under the consulting agreement. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

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

Board Meetings

     During the year ended September 30, 2003, the Board took one separate action by consent resolution, and no formal meetings were held.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into consulting agreement with Applied Technology Consultants, Inc., a Nevada corporation, in September, 2000, which provides for a payment of $5,000 per month as a consulting fee for a three year term. The Agreement also provided for a finder's fees for locating investment capital funding for the operations of the Company. The finder's fee is to be a percentage of the investment proceeds actually received by the Company and is to be paid as such funds are received. To date, ATC has received $33,600 in finder's fees and $20,000 in consulting fees. At December 31, 2003, the Company owed ATC approximately $320,600, $105,000 of which is for finders fees. In addition, ATC loaned the Company $79,000 on a short term note bearing interest at 6% per annum, of which $36,550 has been repaid. Mr. Reed
L. Benson, a director and officer of the Company, is also an officer and director of ATC and may derive compensation from ATC.
Reed L. Benson has also loaned the Company $18,500 and another entity to which he is related has loaned the Company $68,864. Both of these loans were repaid.

           ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K
   (a) Exhibits

Exhibit No.

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

   10.1*    Asset Purchase Agreement by and between
            Xvariant, Inc. and Bid Trac, Inc.

   10.2*    Common Stock Warrant

   10.3**   Employment Agreement between 360House.com, Inc. and
            Glade M. Jones dated as of December 1, 2001.

   10.4**   Employment Agreement between 360House.com, Inc. and
            Andy Evans dated as of December 1, 2001.

   31.1 Certification of Chief Executive and Financial Officer pursuant to Section 302

   32.1 Certification of Chief Executive and Financial Officer pursuant to Section 906

* Previously filed with the Registrant's Report on Form 10-KSB filed on January 15, 2002.
** Previously filed with the Registrant's Current Report on Form 8-K filed on
   February 6, 2002.

   (b)  Reports on Form 8-K

    No other reports on Form 8-K were filed during the year ended September 30, 2003.

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

                                  XVARIANT, INC.


Date: August 25, 2004           /s/ Reed L. Benson
                                ----------------------------------------------
                                By:  Reed L. Benson
                                Its:  Chief Executive Officer, Chief Financial
                                Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 25, 2004           /s/ Reed L. Benson
                                ----------------------------------------------
                                By:  Reed L. Benson
                                Its:  Chief Executive Officer, Chief Financial
                                Officer and Director

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Xvariant, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Xvariant, Inc. and Subsidiaries as of September 30, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xvariant, Inc. and Subsidiaries as of September 30, 2003 and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a stockholders' deficit and negative working capital along with cumulative loses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates LLC

HJ & Associates, LLC
Salt Lake City, Utah
May 3, 2004

                 XVARIANT, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet

                              ASSETS
                                                             September 30,
                                                                 2003
                                                             ------------
CURRENT ASSETS

  Cash                                                       $     1,136
  Accounts receivable, net                                        96,156
                                                             ------------

    Total Current Assets                                          97,292
                                                             ------------

PROPERTY AND EQUIPMENT, NET (Note 4)                              46,345
                                                             ------------
OTHER ASSETS

  Goodwill (Note 12)                                                   -
                                                             ------------

    Total Other Assets                                                 -
                                                             ------------

    TOTAL ASSETS                                             $   143,637
                                                             ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Cash overdraft                                             $    42,494
  Trade accounts payable and accrued expenses                    462,743
  Payable- related party (Note 8)                                320,600
  Deferred revenue                                                12,637
  Short-term obligations (Note 6)                                303,040
  Capital leases (Note 7)                                          4,241
                                                             ------------

    Total Current Liabilities                                  1,145,755
                                                             ------------

    Total Liabilities                                          1,145,755
                                                             ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value, 50,000,000 shares
    authorized; 13,561,100 shares issued and outstanding          13,561
  Additional paid-in capital                                   3,990,193
  Accumulated deficit                                         (5,005,872)
                                                             ------------

    Total Stockholders' Equity (Deficit)                      (1,002,118)
                                                             ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $   143,637
                                                             ============



       The accompanying notes are an integral part of these consolidated financial statements.

                 XVARIANT, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                      For the Years Ended
                                                         September 30,
                                                  ----------------------------
                                                      2003           2002
                                                  ------------- --------------

REVENUES                                          $  2,941,802  $   1,382,954
                                                  ------------- --------------
OPERATING EXPENSES

  Impairment of goodwill                             1,068,047              -
  Salaries and employee benefits                     1,276,588        914,745
  Sales and marketing                                1,649,481        610,510
  Technology development and website design                  -          5,517
  Other                                                664,208        337,825
  Bad debt expense                                      65,755         14,095
  Photography services                                 177,869        207,966
  Consulting services                                        -        494,787
  Rent                                                  59,995         65,269
  Depreciation and amortization                        105,064         95,809
  Travel                                                70,653         57,559
                                                  ------------- --------------

     Total Operating Expenses                        5,137,660      2,804,082
                                                  ------------- --------------

Loss From Operations                                (2,195,858)    (1,421,128)
                                                  ------------- --------------
OTHER EXPENSE

  Interest expense                                     (17,733)       (13,054)
  Loss on disposal of subsidiary (Note 13)                   -        (25,934)
  Gain on release of debt                               20,566              -
                                                  ------------- --------------

    Total Other Expense                                  2,833        (38,988)
                                                  ------------- --------------

Loss before income taxes                            (2,193,025)    (1,460,116)

Income taxes                                                 -              -
                                                  ------------- --------------

NET LOSS                                          $ (2,193,025) $  (1,460,116)
                                                  ============= ==============

BASIC LOSS PER SHARE                              $      (0.16) $       (0.10)
                                                  ============= ==============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                        13,561,100     13,945,785
                                                  ============= ==============

       The accompanying notes are an integral part of these consolidated financial statements.


                         XVARIANT, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                       Common Stock       Additional
                                ------------------------  Paid-in      Subscription  Accumulated  Total
                                 Shares          Amount   Capital      Receivable    Deficit      Equity(Deficit)
                                ------------ ------------ ------------ ------------- ------------ --------------

Balance at September 30, 2001    21,121,100  $    21,121  $ 2,439,229  $ (1,215,500) $(1,352,731) $    (107,881)

Cancellation of common stock
 in conjunction with officer
 separation agreements           (9,900,000)      (9,900)       9,900             -            -              -

Issuance of common stock
 in conjunction with officer
 separation agreements              700,000          700         (700)            -            -              -

Issuance of stock for
 asset purchase                     450,000          450       69,550             -            -         70,000

Expense incurred through
 issuance of stock options                -            -      197,302             -            -        197,302

Issuance of common stock
 for purchase of subsidiary       1,000,000        1,000    1,009,000             -            -      1,010,000

Issuance of common stock
 for services                       190,000          190      237,460             -            -        237,650

Payment received on
 common stock subscription                -            -      (47,250)      789,960            -        742,710

Net loss for the year ended
 September 30, 2002                       -            -            -             -   (1,460,116)    (1,460,116)
                                ------------ ------------ ------------ ------------- ------------ --------------

Balance at September 30, 2002    13,561,100       13,561    3,914,491      (425,540)  (2,812,847)       689,665

Payment received on
 common stock subscription                -            -      (12,600)      425,540            -        412,940

Stock option expense                      -            -       88,302             -            -         88,302

Net loss for the year ended
  September 30, 2003                      -            -            -             -   (2,193,025)    (2,193,025)
                                ------------ ------------ ------------ ------------- ------------ --------------

Balance at September 30, 2003    13,531,100  $    13,561  $ 3,990,193  $          -  $(5,005,872) $  (1,002,118)
                                ============ ============ ============ ============= ============ ==============



The accompanying notes are an integral part of these consolidated financial statements.




                    XVARIANT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows

                                                             For the Years Ended
                                                                 September 30,
                                                         ---------------------------
                                                              2003          2002
                                                         ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                               $ (2,193,025) $ (1,460,116)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                             105,064        95,809
    Bad debt expense                                           65,755        14,095
    Gain on release of debt                                   (20,566)            -
    Loss on disposal of subsidiary                                  -        25,934
    Common stock and options issued for services               88,302       434,952
    Impairment of goodwill                                  1,068,047             -
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable                         (56,250)     (108,650)
    Decrease in prepaid expenses                                9,232         8,700
    Increase in accounts payable and accrued expenses         147,040       313,379
    Increase in A/P related party and accrued expense
     - related party                                          146,899             -
    (Decrease) in deferred revenue                             (1,788)       (2,999)
                                                         ------------- -------------

      Net Cash Used by Operating Activities                  (641,290)     (678,896)
                                                         ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                    (10,038)      (20,837)
  Cash received in stock exchange agreement                         -         2,179
  Cash given up in disposal of subsidiary                           -       (16,545)
                                                         ------------- -------------

      Net Cash Used by Investing Activities                   (10,038)      (35,203)
                                                         ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase (decrease) in lines of credit
    - related party                                           (73,314)       43,314
  Changes in cash overdraft                                    35,552       (17,202)
  Payments on notes payable - related party                   (81,480)      (46,291)
  Proceeds from notes payable - related party                 381,020         3,500
  Principal payments on leases payable                        (27,381)      (23,350)
  Proceeds from stock subscription receivable                 425,540       789,960
  Commissions on stock subscription receivable                (12,600)      (47,250)
                                                         ------------- -------------

      Net Cash Provided by Financing Activities               647,337       702,681
                                                         ------------- -------------

NET DECREASE IN CASH                                           (3,991)      (11,418)

CASH AT BEGINNING OF PERIOD                                     5,127        16,545
                                                         ------------- -------------

CASH AT END OF PERIOD                                    $      1,136  $      5,127
                                                         ============= =============


  The accompanying notes are an integral part of these consolidated financial statements.

                                  F-5



                    XVARIANT, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Continued)

                                                             For the Years Ended
                                                                 September 30,
                                                              2003          2002
                                                         ------------- -------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                               $     10,343  $     12,785
  Income taxes                                           $          -  $          -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock and options issued for services           $     88,302  $    434,952
  Common stock issued in asset purchase                  $          -  $     70,000
  Common stock issued in stock exchange agreement        $          -  $  1,010,000






         The accompanying notes are an integral part of these consolidated financial statements.



                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002

NOTE 1- ORGANIZATION AND BUSINESS ACTIVITY

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

The Company was formed on September 1, 2000 and in prior periods was engaged in the development of technology and Internet services targeted at the real estate industry and was considered to be in the development stage through December 31, 2001. The Company began substantial operations in January 2002 with the acquisition of 360house (see Note 12) and became an operating company during the year ended September 30, 2003.

The consolidated financial statements include Xvariant and its wholly owned subsidiaries, Real Estate Federation, Inc. and 360House.com, Inc., collectively referred to as "the Company." All significant intercompany accounts and transactions have been eliminated.

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a September 30, year-end. 360House has a December 31, year end with the accompanying consolidated financial statements including the results of financial position and results of operations of 360House as of and for the nine months ended September 30, 2002 which approximates the period from the date of its acquisition by Xvariant as discussed in Note 12.

b.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

                                                       September 30,
                                                     2003         2002
                                                ------------- -------------

Numerator - loss                                $ (2,193,025) $ (1,460,116)

Denominator - weighted average number of
 shares outstanding                               13,561,100    13,945,785
                                                ------------- -------------

Loss per share                                  $      (0.16) $      (0.10)
                                                ============= =============


The Company has excluded 3,865,000 of common stock equivalents from the basic net loss per share calculation as they are anti-dilutive.

c.  Newly Issued Accounting Pronouncements

During the year ended September 30, 2003, the Company adopted the following accounting pronouncements:

SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was
effective for fiscal years beginning after June 15, 2002.   The adoption of
SFAS No. 143 did not have a material effect on the financial statements of the Company.

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Newly Issued Accounting Pronouncements (Continued)

entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases:
Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Newly Issued Accounting Pronouncements (Continued)

that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others   an Interpretation of FASB Statements No. 5, 57 and 107".  The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.   Newly Issued Accounting Pronouncements (Continued)

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

d. Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $77,710 and a return allowance of $1,320 as of September 30, 2003.

e.  Property and Equipment

Property and equipment is recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the assets as follows:

          Description Estimated               Useful Life
          ---------------------               -----------

          Furniture and fixtures              3-4 years
          Machinery and equipment             3 years
          Computers                           3 years

f. Goodwill

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the accounting for goodwill on an impairment-only approach. SFAS 142 requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, that each of the Company's reporting units, as defined in SFAS 142, be identified and that the Company's assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units. The Company has determined that it has a single reporting unit attributable to its goodwill. SFAS 142 also requires the Company to assess the fair value of the Company.
In determining fair value, the Company considered the guidance in SFAS 142, including the Company's market capitalization, control premiums, discounted cash flows and other indicators of fair value. Based on this analysis, goodwill totaling $1,068,047 was impaired at September 30, 2003.

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

Net deferred tax liabilities consist of the following components as of September 30, 2003 and 2002:

                                                    2003        2002
                                              ------------- -------------
    Deferred tax assets:

      NOL Carryover                           $  1,719,494  $    914,218

    Deferred tax liabilities:

      Depreciation                                 (45,270)      (33,740)

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Provision For Taxes (Continued)



     Valuation allowance                        (1,674,224)     (880,478)
                                              ------------- -------------

     Net deferred tax asset                   $          -  $          -
                                              ============= =============


The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended September 30, 2003 and 2002 due to the following:


                                                    2003        2002
                                              ------------- -------------

     Book income                              $   (855,320) $   (569,445)
     Stock for services/Options expense             34,440       169,570
     Depreciation                                  (13,880)      (20,200)
     State tax expense                                   -       (20,375)
     Meals & Entertainment                           1,725         4,820
     Penalty                                        11,529         1,795
     Valuation allowance                           793,746       433,835
                                              ------------- -------------

                                              $          -  $          -
                                              ============= =============

At September 30, 2003, the Company had net operating loss carryforwards of approximately $4,408,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the September 30, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended September 30, 2003 and 2002, the Company expensed $51,108, and $112,928, respectively.

j.  Revenue Recognition

The Company recognizes revenue from real estate lead commissions as escrow is closed. Revenue from photographic virtual tours and related services are recognized as projects are completed and available for viewing. Revenue is recognized on other services rendered as they are performed.

k. Concentration of Risks

During the years ended September 30, 2003 and 2002, one customer accounted for approximately 24% and 30% of sales, respectively.

l. Stock Options

As permitted by FASB Statement 123 and amended by SFAS No. 148 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

m. Reclassifications

Certain balances in the 2002 consolidated financial statements have been reclassified to conform to the current year's presentation.

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

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n. Technology Development and Website Designs (Continued)

Any costs incurred since the web site and related software have become operational have been expenses as incurred.

NOTE 3 -  GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $5,005,872 at September 30, 2003, a working capital deficit of $1,048,463 and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                            September 30,
                                                                2003
                                                            -------------
   Furniture and fixtures                                   $     52,377
   Machinery and equipment                                        24,048
   Computers                                                     151,202
                                                            -------------
                                                                 227,627
   Accumulated depreciation                                     (181,282)
                                                            -------------
   Net property and equipment                               $     46,345
                                                            =============


Depreciation expense for the years ended September 30, 2003 and 2002 was $70,064 and $60,809, respectively.

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002


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

If gross revenue generated from the assets purchased was greater than $200,000 for the twelve months following the acquisition, all 600,000 warrants were to be available for exercise. If gross revenue was less than $200,000 only 300,000 warrants were to be exercisable and if gross revenue were less than $100,000 none of the warrants would be exercisable. At September 30, 2003, none of the revenue thresholds had been achieved and no warrants were exercisable in conjunction with the asset purchase. Subsequent to September 30, 2003, and upon the expiration of the 12-month period from the date of the execution of the asset purchase agreement, none of the revenue thresholds had been met. Accordingly, no warrants to purchase shares of the Company's common stock pursuant to that agreement are exercisable.

The assets purchased in connection with this transaction consisted of various items including customer contracts and software. The assets were valued at $70,000 on the date of purchase based on the net present value of the contracts acquired. Amortization expense of $35,000 has been recorded during the year ended September 30, 2003.

In February 2003, the Company purchased the assets of Virtually Anywhere in consideration for 20% paid to Seller for each qualified virtual tour ordered by qualified customer for a period of 24 months from closing date. With the purchase, the Company acquired all books and records relating to the ownership and operation of the business, including intangible assets.

NOTE 6 -  SHORT-TERM OBLIGATIONS

As of September 30, 2003, the Company had two outstanding short-term obligations for a total of $303,040. These obligations are unsecured and due on demand. Interest is being imputed at 6% per annum on both obligations. Interest expense for the year ended September 30, 2003 was $9,091.

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

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002



NOTE 7 -  LONG-TERM OBLIGATIONS (Continued)

Future minimum lease payments under capital and operating leases are as follows:

                                                    Capital      Operating
                                                    Leases       Leases
                                                    ------------ ------------
     Year ending September 30,
        2003                                        $     4,335  $    55,391
        2004                                                  -        4,616
        Thereafter                                            -            -
                                                    ------------ ------------

        Total minimum lease payments                      4,335  $    60,007
                                                                 ============

        Less amount representing interest                    94
                                                    ------------

        Present value of net minimum lease payments       4,241

        Less current maturities                           4,241
                                                    ------------
                                                    $         -
                                                    ============

NOTE 8 -  RELATED PARTY TRANSACTIONS

The Company entered into an agreement on September 1, 2000 with an attorney to provide legal and other consulting services. The attorney is also a shareholder of the Company. The agreement stipulates monthly payments of $3,500 for a term of five years with an option to renew for an additional two-years. The base consulting fee is subject to a yearly increase of 10 percent or a cost of living adjustment whichever is greater. Consulting fees paid in conjunction with this agreement totaled $-0- and $31,500 for the years ended September 30, 2002, and 2001, respectively. The agreement was cancelled during the year ended September 30, 2003.

The Company also entered into a consulting agreement with another shareholder, Applied Technologies Consulting (ATC). A director and officer of the Company is also an officer and director of ATC and derives compensation from ATC. Under the agreement, ATC will provide business and financial advisory services for the Company for a monthly consulting fee of $5,000. The agreement was entered into September 1, 2000 and extends for a period of three years. The consulting fee for the first two months of the contract was waived by ATC. Total consulting fee expense for the years ended September 30, 2003 and 2002 totaled $60,000 and $60,000, respectively. Included in accounts payable at September 30, 2003 is approximately $320,600 of amounts payable to ATC. Included in the accounts payable balance, are amounts owed for commissions related to the subscription agreement discussed at Note 9.

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002



NOTE 8 -  RELATED PARTY TRANSACTIONS (Continued)

The Company has a Technology Development Agreement and Assignment with two officers of the Company that are also shareholders of the Company. The agreement stipulates that the Company will pay a royalty of three percent of gross revenues (as defined) on all revenues, except those that are directly related to the real estate industry.

NOTE 9 -  CONTINGENCIES

At September 30, 2003, the Company has employment agreements with two of the officers of the Company. The agreement stipulates total annual salaries of $240,000 annually for the next 4 years. The agreement also provides for bonuses based on net income.

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

In conjunction with an asset purchase agreement entered into in November 2001, the Company granted to an unrelated entity a warrant to purchase up to 600,000 shares of common stock at an exercise price of $2.00 per share, exercisable at any time prior to November 21, 2011 based on achieving certain gross revenue thresholds (see Note 5). As of September 30, 2003, none of the gross revenue thresholds had been achieved

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002

NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

and, accordingly, no related warrants were exercisable.

During February 2002, the Company granted stock options to an employee of the Company to purchase up to 2,000,000 shares of common stock at $1.08 per share. The options vest based on the performance of the Company and the time the employee remains employed by the Company. At September 30, 2003, no options had vested under this agreement.

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

A summary of the status of the Company's outstanding stock options as of September 30, 2003 and 2002 and changes during the years then ended is presented below:

                                           2003                2002
                                 ----------------------- --------------------
                                               Weighted             Weighted
                                               Average              Average
                                               Exercise             Exercise
                                    Shares     Price       Shares   Price
                                 ------------ ---------- ---------- ---------
 Outstanding, beginning of year    3,865,000  $    1.17          -  $      -
 Granted                                   -          -  3,865,000      1.17
 Expired/Cancelled                         -          -          -         -
 Exercised                                 -          -          -         -
                                 ------------ ---------- ---------- ---------
 Outstanding end of year           3,865,000  $    1.17  3,865,000  $   1.17
                                 ============ ========== ========== =========

 Exercisable                         768,900  $    0.95    488,329  $   0.95
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
Exercise Prices  2003         Life        Price     2003         Price
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
                 ============ =========== ========= ============ =========

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002


NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:



                                                     For the Year
                                                        Ended
                                                  September 30, 2003
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


                                                   For the Years Ended
                                                       September 30,
                                                    2003          2002
                                               ------------- -------------
    Net (loss) as reported                     $ (2,193,025) $ (1,460,116)
    Pro forma net loss                         $ (2,403,829) $ (1,670,919)
    Basic (loss) per share as reported         $      (0.16) $      (0.10)
    Pro forma                                  $      (0.18) $      (0.12)

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002



NOTE 12- BUSINESS COMBINATION

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

     Current assets                         $     12,282
     Property and Equipment                       30,365
                                            -------------
        Total Assets Acquired                     42,647

        Total Liabilities Assumed               (100,695)
                                            -------------
        Net Assets (Liabilities) acquired   $    (58,048)
                                            =============

Goodwill associated with this transaction has been recorded at $1,068,047.
The Company assesses the amount reported as goodwill on an annual basis, or on an interim basis when events and circumstances warrant for possible impairment for the year ended September 30, 2003, the Company fully impaired the goodwill for $1,068,047.

Unaudited pro forma consolidated results of operations for the year ended September 30, 2002 as though 360house had been acquired as of October 1, 2001 is as follows:

                                            For the Year
                                               Ended
                                            September 30,
                                                2002
                                            -------------

   Revenue                                  $   1,488,354
   Operating expenses                          (2,939,082)
                                            --------------

   Operating loss                           $  (1,450,728)
                                            ==============

   Net loss                                 $  (1,467,760)
                                            ==============

   Basic and diluted loss per share         $       (0.11)
                                            ==============

                 XVARIANT, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 2003 and 2002


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

NOTE 14- SUBSEQUENT EVENTS

Subsequent to year end, the Company has borrowed an additional $204,900 from a related party.