Form 10QSB
period 2003-12-31
XVARIANT INC
filed 2007-01-04
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended December 31, 2003

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from: ________ to ________

Commission File Number 000-28339

XVARIANT, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	000-28339
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4039 S Highland Drive, Salt Lake City, UT	84124
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (801) 278-9769

 ____________________________________________________
(Former name, former address or former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange) Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2003 was 13,561,000 shares, all of one class of $0.001 par value Common Stock.

XVARIANT, INC.
FORM 10-QSB
Quarter Ended December 31, 2003

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART 1: FINANCIAL INFORMATION

XVARIANT, INC.
Consolidated Balance Sheets

	Dec 31,
	2003	September 20,
	(Unaudited)	2003
ASSETS
Current Assets
Cash	$440	$1,136
Accounts Receivable - Net	43,960	96,156

Total Current Assets	44,400	97,292

Property and Equipment, Net	22,074	46,345

Total Assets	$66,474	$143,637
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable and accrued expenses	$54,783	$462,743
Payable-related party		320,600
Deferred revenue		12,637
Short-term obligations		303,040
Cash Overdraft		42,494
Capital leases	2,467	4,241

Total Current Liabilities	57,250	1,145,755

Long Term Liabilities
Notes Payable - Ferrante Holdin	423,980

Total Liabilities	481,230	1,145,755

Stockholders' Equity
Common Stock,$0.001 par value, 50,000,000 shares
authorized; 13,561 shares issued and outstanding
December 31, 2003 and September 30, 2003
respectively	13,561	13,561

Paid in Capital	3,301,793	3,990,193

Accumulated Deficit	(3,730,110)	(5,005,872)

Total Stockholders' Equity	(414,756)	(1,002,118)

Total Liabilities and Stockholders' Equity	$66,474	$143,637

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2003	2002
Revenue
Revenue	$-	$522,414
Membership Fees	24,270	-
Service Fees	43,683	-

Total Revenue	67,953	522,414

Operating Expenses
General and Administrative	82,581	524,388
Sales and Marketing	-	278,186
Depreciation and amortization	7,969	25,252

Total Operating Expenses	90,550	827,826

Loss From Operations	(22,597)	(305,412)

Other Income (Expense)

Interest expense	-	(2,702)
Gain on release of debt	-	19,660
Write off of Inv in 360 House	(721,521)	-

Total other Income (Expense)	(721,521)	16,958

Loss before income taxes	(744,118)	(288,454)

Federal Income Taxes	-	-

Net (Loss)	$(744,118)	$(288,454)

Basic and Diluted
(Loss) per Share	(0.05)	(0.02)

Weighted Average
Number of Shares	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statement of Stockholders' Equity/(Deficit)
(Unaudited)

	Common Stock		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity
Balance, September 30, 2001	1,121,100	$21,121	$2,439,229	$(1,215,500)	$(1,352,731)	$(107,881)
Cancellation of common stock
in conjunction with officer
separation agreements	(9,900,000)	(9,900)	9,900	-	-	-
Issuance of common stock
in conjunction with officer
separation agreements	700,000	700	(700)	-	-	-
Issuance of stock for
asset purchase	450,000	450	69,550	-	-	70,000
Expense incurred through
issuance of stock options	-	-	197,302	-	-	197,302
Issuance of common stock
for purchase of subsidiary	1,000,000	1,000	1,009,000	-	-	1,010,000
Issuance of common stock
for services	190,000	190	237,460	-	-	237,650
Payment received on
common stock subscription	-	-	(47,250)	789,960	-	742,710
Net (Loss)					(1,460,116)	(1,460,116)

Balance, September 30, 2002	13,561,100	3,561	,914,491	(425,540)	(2,812,847)	689,665

Payment received on
common stock subscription	-	-	(12,600)	425,540	-	412,940
Stock option expense	-	-	88,302	-	-	88,302

Net (Loss)					(2,193,025)	(2,193,025)

Balance, September 30, 2003	13,561,100	13,561	3,990,193	-	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)		2,019,880	1,331,480

Net (Loss)					(744,118)	(744,118)

Balance, December 31, 2003	13,561,100	$13,561	$3,301,793	$-	$(3,730,110)	$(414,756)

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2003	2002
Operating Activities
Net Income (Loss)	$(744,118)	$(288,454)
Adjustments to reconcile net income (Loss):
Stock issued for services	-	-
Depreciation	7,969	25,252
Gain on Forgiveness of debt	-	(19,660)
Disposal of Subsidiary	1,331,480	-
Bad Debt Expense	72,489	-
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	(20,293)	(1,741)
Increase (Decrease) in Accounts Payable	(407,960)	8,895
Increase (Decrease) in Payable -Related Party	(320,600)	-
Increase (Decrease) in Deferred Revenue	(12,637)	2,088
Increase (Decrease) in Accrued Liabilities	(303,040)	-
Increase (Decrease) in Capital Leases	(1,774)	(4,796)

Net Cash (Used) by Operating Activities	(398,484)	(278,416)

Investing Activities
Disposal/(Purchase) of Equipment	16,302	(489)

Cash (used) in Investing Activities	16,302	(489)

Financing Activities
Proceeds/(Repayment) Notes -Related Parties	423,980	20,000
Increase/(Decrease) in Cash Overdraft	(42,494)	63,035
Proceeds from Sale of Common Stock	-	195,660

Cash provided by financing	381,486	278,695

Net Increase (Decrease) in Cash	(696)	(210)

Cash, Beginning of Period	1,136	5,127

Cash, End of Period	$440	$4,917

Supplemental Information
Taxes	$-	$-
Interest	$-	$730

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Notes to Unaudited Consolidated Financial Statements
December 31, 2003 and September 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its September 30, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through generation of operating revenues, selling equity, securing loans and collection of the subscription receivable. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 — DISSOLVED ACQUISITION OF 360House

During December 2003 the Company was unable to reach an accord with owners of 360House and dissolved its acquisition resulting in the following equity adjustments:

Paid in Capital	$688,400
Accumulated Deficit	2,019,880
Impact on Equity	$1,331,480

NOTE 4 — BASIS LOSS PER SHARE

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common share equivilents with dilutive potential described in Note 5 are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE 5 - STOCK OPTIONS AND WARRANTS

During November 2001, the Company approved a stock option plan authorizing the Company grant up to a maximum of 2,500,000 shares of qualified and nonqualified options to employees, officers, directors, and others.

During November 2001, the Company granted stock options to its president to purchase up to 500,000 shares of common stock at $1.09 per share. The options vest one third upon grant, one third one year from the date of grant, and one third two years from the date of grant, contingent upon the president remaining an officer for such time. In addition, the Company granted options to purchase 100,000 shares of common stock to an outside consultant at $1.09 per share which vest upon grant. None of the contingent requirements were meet, accordingly, no related options are exercisable.

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

During February 2002, the Company granted stock options to an employee of the Company to purchase up to 2,000,000 shares of common stock at $1.08 per share. The options vest based on the performance of the Company and the time the employee remains employed by the Company. At September 30, 2002, no options had vested under this agreement. None of the performance requirements were meet, accordingly, no related options are exercisable.

In addition, the Company granted options to purchase 500,000 shares of common stock to an outside consultant at $0.65 per share which vest one third upon grant, one third one year from the date of grant and one third two years from date of grant, contingent upon the consultant continuing to provide services during the vesting periods. None of the performance requirements were meet, accordingly, no related options are exercisable.

During March 2002, the Company granted stock options to employees of the Company to purchase up to a total of 165,000 shares of common stock at $1.08 per share. The options vest one third upon grant, one third one year from the date of grant, and one third two years from the date of grant, contingent upon the employees remaining employees of the Company for such time. None of the performance requirements were meet, accordingly, no related options are exercisable.

As of the issue date of these statements none of the contingent requirements related to the above warrants and options were met. Accordingly, the company has treated these both options and warrants having been cancelled and no longer outstanding.

NOTE 6 SUBSEQUENT EVENTS

As of October 24, 2006 none of the criteria upon which execution of outstanding warrants and options were met. Accordingly, all warrants and options have been cancelled.

During August 2006 the shareholders approved and on August 24, 2006, the Company increased its authorized capital stock from 50,000,000 to 250,000,000 common shares with a par value of $0.001 per share.

On August 28, 2006 the company filed a Certificate of Amendment with the Secretary of State of Nevada changing its name from Xvariant, Inc. to China Ethanol Corporation.

On September 29, 2006 the Company executed an agreement to acquire all of the issued and outstanding capital stock and underlying business and holdings of Easy Groups Limited through issuing 42,527,000 common shares. This transaction results in a change of control. The Company has changed its name from China Ethanol Corporation to Easy Groups Limited.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

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

History

Easy Groups Limited, formerly Xvariant, Inc. (the "Company") was organized on October 24, 1996, under the laws of the State of Nevada, as "Almost Country Productions, Inc.," for the purpose of producing and marketing music. In approximately March 1997, the Company sold 100,000 shares of its common stock at $.30 per share in an offering pursuant to Rule 504 and Section 3(b) of the Securities Act of 1933. In November, 2000 the Company discontinued its music production business and actively sought new business opportunities.

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

The Company changed its name to “China Ethanol Corporation” in August 2006.

In September 2006, the Company completed the acquisition of Easy Groups Limited, a Hong Kong corporation (“Easy Groups”), pursuant to an Exchange Agreement among the Company and Easy Groups (See “Acquisition of Easy Groups” below).

The Company changed its name to “Easy Groups Limited” in November 2006.

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

At the closing of the acquisition, 360House had no significant tangible assets except computers, office furniture and equipment, and general files for its three employees. It had what it believed was, however, significant and valuable intellectual property, including, trademarks and internally developed software and web technology. 360House had no liabilities other than ordinary overhead expenditures, and employment agreements with Glade Jones, the President of 360House, and Andy Evans, the founder and Chief Technical Officer of 360House. Although the employment agreements are obligations of 360House, the Company assumed the obligations to ensure that the salaries were paid for the six months following the acquisition to the extent that 360House did not have the cash flow to satisfy the salary obligations. Additionally, the Company had the obligation, for a period of six months from the acquisition, to ensure that 360House operating expenses were paid to the extent there was a cash shortfall in 360House in meeting such expenses, which condition has been satisfied.

The Exchange Agreement contained an option allowing the shareholders of 360House to unwind the transaction in certain events. In the event the shareholders of 360House did not want to accept the Earnout Shares at December 31, 2003, they could surrender all of their shares in the Company and all of the issued and outstanding common stock of 360House shall be returned to the shareholders of 360House. In such event, however, the Company had the option to retain the 360House shares and pay the value calculated at December 31, 2003 to the 360House shareholders in cash. Neither of the alternatives were acceptable to either the Company or the shareholders. The Company and the shareholders prepared settlement documents reflecting a position somewhere in between the two positions outlined in the Exchange Agreement and the acquisition was unwound.

Acquisition of Easy Groups Limited

Pursuant to an Exchange Agreement (the "Agreement") effective September 29, 2006, and its contemplated transaction that closed October 1, 2006, (the "Closing"), the Registrant acquired all of the issued and outstanding capital stock and underlying business of Easy Groups Limited and all related companies, including but not limited to Easy Dynamic Advertising (Exterior Walls) Limited (herein referred to as “Easy Groups”) which is an outdoor advertising company (the "Business") in exchange for Forty Two Million Five Hundred Twenty-Seven Thousand (42,527,000) shares of common stock of the Registrant, which includes shares issued to third party consultants as a material part of this transaction in consideration of services rendered. As a result, the shareholders and affiliates of Easy Groups (collectively, the “Easy Groups Shareholders”) gained control of the Registrant.

Prior to the Agreement, the Registrant had 13,561,000 shares of common stock issued and outstanding. Upon the Closing of the transaction, the Registrant had 56,088,000 shares of common stock outstanding. (See the Form 8-K filed with the Commission on November 3, 2006.)

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

Results of Operations for the three months ended December 31, 2003 and December 31, 2002

Revenues. The Company generated $67,953 in revenue during the three months ended December 31, 2003. During the same three-month period in 2002, the Company generated revenue of $522,414. The decrease is primarily due to the unwinding of the 360House acquisition. 360House revenue is no longer reported as aq part of the Company’s revenue.

Operating Expenses. Operating expenses for the three months ended December 31, 2003 were $90,550 compared to $827,826 for the three months ended December 31, 2002. The decrease of approximately $737,276 is due primarily to the Unwinding of the 360House acquisition.. The Company's sales and marketing expenses decreased by $278,186, all of which amount was due to the unwinding of the 360House acquisition because 360House sales and marketing expenses are no longer reported as Company expenses General and Administrative expenses decreased approximately $441,000 and accounted for the majority of the remainder of the decrease. The majority of the general and administrative expenses were salaries for the 360House employees.

During the three months ended December 31, 2003, the Company had a net loss of $744,118 compared to a net loss of $288,454 for the three months ended December 31, 2002. The increase in net loss results primarily from the write off of the investment in 360House for a total of $721,521, described above.

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash of $440, total current assets of $44,400, total current liabilities of $481,230 and total stockholder's equity deficit of $414,756, as compared to stockholders' equity deficit of $1,002,118 at September 30, 2003. Cash decreased approximately $4,500, from $4917 on September 30, 2003. The Company estimates that its monthly expenses over the next several months will be between approximately $50,000and $75,000 per month, depending on the level of activity of the Company and assuming no decrease in operating expenses While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent, the Company continues to generate increased cash flow from operations, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments received under a subscription agreement and borrowings from related parties. The Company expects that its additional cash needs after revenue, will be between $30,000 and $50,000 per month for the next several months. There can be no assurance that the Company will continue to receive loans or equity contributions if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments were to terminate, for any reason, the Company would be in immediate need of another source of capital. The dilution experienced by the existing shareholders in the event of such additional capital infusions cannot be determined at this time. There can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer Reed Benson, who is also serving as the Chief Financial Officer , performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended December 31, 2003, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A.  RISK FACTORS

The following factors may affect our actual operating and financial results and could cause results to differ materially from those in any forward-looking statements. There may be other factors, and new risk factors may emerge in the future. You should carefully consider the following information.

We do not generate sufficient revenue to sustain operations.

The Company’s real estate services have not generated sufficient revenues to continue operations and without the other sources of capital from loans or sales of common stock, the Company will be forced to discontinue operations,

We may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock.

A substantial majority of our operating expenses such as personnel and related costs, depreciation and rent, are relatively fixed in the short term. As a result, we may not be able to quickly reduce costs in response to any decrease in revenue. For example, any decision by a significant client to delay or cancel our services may cause significant variations in operating results and could result in losses for the applicable quarters. Additionally, the general condition of the United States economy has and will continue to affect our business. Potential new clients may defer from switching service providers when they believe economic conditions are unfavorable. Any of these factors could cause our quarterly results to be lower than expectations of securities analysts and shareholders, which could result in a decline in the price of our common stock.

We have a risk that payments on accounts receivable or notes receivable may be slower than expected, or that amounts due on receivables or notes may not be fully collectible.

Professional services firms often experience higher average accounts receivable days outstanding compared to many other industries. If collections become slower, our liquidity may be adversely impacted. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due. We provide for potential bad debts each month and recognize additional reserves against bad debts as we deem it appropriate. Notwithstanding these measures, our customers may face unexpected circumstances that adversely impact their ability to pay their trade receivables or note obligations to us and we may face unexpected losses as a result.

We are dependent on the services of our executive officers and other key employees, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations.

Our success depends in large part upon the abilities and continued services of our executive officers and other key employees. In the course of business operations, employees may resign and seek employment elsewhere. Certain principal employees, however, are bound in writing to non-compete agreements barring competitive employment, client solicitation, and solicitation of employees for a period of between one and ten years following his or her resignation. We cannot assure you that we will be able to retain the services of our key personnel. If we cannot retain the services of key personnel, there could be a material adverse effect on our business, financial condition and results of operations. While we generally have employment agreements and non-competition agreements with key personnel, courts are at times reluctant to enforce such non-competition agreements. In addition, many of our executive officers and other key personnel are either participants in our stock option plan or holders of a significant amount of our common stock. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we intend to continue to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

Governmental regulations and interpretations are subject to changes.

Laws and regulations often result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide services to businesses and individuals. Future regulatory action may limit or eliminate our ability to enhance revenue through all current compensation arrangements, and may result in a diminution of future real estate brokerage revenue from these sources. Accordingly, the Company’s ability to continue to operate may depend on our flexibility to modify our operational structure in response to these changes in regulations.

We are subject to risks relating to processing customer transactions for our payroll, property tax management, and other transaction processing businesses.

The high volume of client funds and data processed by us in our transaction related businesses entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed is not correct. We could incur significant legal expense to defend any claims against us, even those claims without merit. While we carry insurance against these potential liabilities, we cannot be certain that circumstances surrounding such an error would be entirely reimbursed through insurance coverage. We believe we have controls and procedures in place to address our fiduciary responsibility and mitigate these risks. However, if we are not successful in managing these risks, our business, financial condition and results of operations may be harmed.

We have shares eligible for future sale that could adversely affect the price of our common stock.

Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 50 million shares, and have issued and outstanding 13,561,000 shares at December 31, 2003. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

We are reliant on information processing systems.

Our ability to provide business services depends on our capacity to store, retrieve, process and manage significant databases, and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be sure that insurance or these services will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.

We may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy.

The Company acquired REF, Inc., 360House.com and Easy Groups Limited. It is our intention to selectively acquire businesses that are complementary in building out our service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. There are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

The business services industry is competitive and fragmented. If we are unable to compete effectively, our business, financial condition and results of operations may be harmed.

We face competition from a number of sources in both the real-estate services industry. Competition has led to consolidation. Many of our competitors are large companies that may have greater financial, technical, marketing and other resources than us. In addition to these large companies, we face competition in the real-estate services industry from in-house employee services departments, local business services companies and independent consultants, as well as from new entrants into our markets. We cannot assure you that, as our industry continues to evolve, additional competitors will not enter the industry or that our clients will not choose to conduct more of their business services internally or through alternative business services providers. Although we intend to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. We cannot be certain that we will be able to compete successfully against current and future competitors, or that competitive pressure will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

This Form 10-QSB filing is being filed in the name of Xvariant, Inc. On August 28, 2006, Xvariant, Inc. changed its name to China Ethanol Corporation. On November 17, 2006, China Ethanol Corporation changed its name to Easy Groups Limited and obtained a new symbol which is ESYL, which is reflected in the Form 8-K filed on December 14, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

INDEX TO EXHIBITS
OF
XVARIANT, INC.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

(b) None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XVARIANT, INC. (Registrant)

Date: January 2, 2007	By:	/s/ Reed Benson
Reed Benson, President