Form 10QSB
period 2004-03-31
XVARIANT INC
filed 2007-01-05
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2004

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from: ________________ to ________________
Commission File Number 000-28339

XVARIANT, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	000-28339
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4039 S. Highland Drive, Salt Lake City, UT	84124
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (801) 424-2562

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 31, 2004 was 13,561,000 shares, all of one class of $0.001 par value Common Stock.

XVARIANT, INC.
FORM 10-QSB
Quarter Ended March 31, 2004

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

PART 1: FINANCIAL INFORMATION

XVARIANT, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2004	2003
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$9,397	$1,136
Accounts Receivable - Net	83,272	96,156

Total Current Assets	92,669	97,292

Property and Equipment, Net	16,924	46,345

Total Assets	$109,593	$143,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$86,803	$462,743
Payable-related party		320,600
Deferred revenue		12,637
Short-term obligations		303,040
Cash Overdraft		42,494
Capital leases	1,077	4,241

Total Current Liabilities	87,880	1,145,755

Long Term Liabilities
Notes Payable - Ferrante Holdin	523,920

Total Liabilities	611,800	1,145,755

Stockholders' Equity
Common Stock, 50,000,000 shares authorized, $0.001
par value, issued and outstanding at March 31, 2004 and
September 30, 2003 is 13,561,100 shares respectively	13,561	13,561

Paid in Capital	3,301,793	3,990,193

Accumulated Deficit	(3,817,561)	(5,005,872)

Total Stockholders' Equity	(502,207)	(1,002,118)

Total Liabilities and Stockholders' Equity	$109,593	$143,637

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue
Revenue	$-	$1,142,656	$-	$620,242
Membership Fees	74,886	-	50,617	-
Service Fees	70,981	-	27,298	-

Total Revenue	145,867	1,142,656	77,915	620,242

Operating Expenses
General and Administrative	221,371	1,090,214	149,829	565,826
Sales and Marketing	6,687	623,350	935	345,164
Depreciation and amortization	15,305	51,480	7,336	26,228

Total Operating Expenses	243,363	1,765,044	158,100	937,218

Loss From Operations	(97,496)	(622,388)	(80,185)	(316,976)

Other Income (Expense)

Interest expense	(12,552)	(6,434)	(7,266)	(3,732)
Gain on release of debt	-	19,660	-	-
Write off Investment in Subsidiary	(721,521)	-	-	-

Total other Income (Expense)	(734,073)	13,226	(7,266)	(3,732)

Loss before income taxes	(831,569)	(609,162)	(87,451)	(320,708)

Federal Income Taxes	-	-	-	-

Net (Loss)	$(831,569)	$(609,162)	(87,451)	$(320,708)

Basic and Diluted
(Loss) per Share	$(0.06)	$(0.04)	$(0.01)	$(0.02)

Weighted Average
Number of Shares	13,561,100	13,561,100	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statement of Stockholders' Equity/(Deficit)
(Unaudited)
From September 1, 2000 (Inception) to March 31, 2004

	Common Stock		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity
Balance, September 30, 2001	21,121,100	$21,121	$2,439,229	$(1,215,500)	$(1,352,731)	$(107,881)

Cancellation of common stock
in conjunction with officer
separation agreements	(9,900,000)	(9,900)	9,900	-	-	-
Issuance of common stock
in conjunction with officer
separation agreements	700,000	700	(700)	-	-	-
Issuance of stock for
asset purchase	450,000	450	69,550	-	-	70,000
Expense incurred through
issuance of stock options	-	-	197,302	-	-	197,302
Issuance of common stock
for purchase of subsidiary	1,000,000	1,000	1,009,000	-	-	1,010,000
Issuance of common stock
for services	190,000	190	237,460	-	-	237,650
Payment received on
common stock subscription	-	-	(47,250)	789,960	-	742,710

Net (Loss)					(1,460,116)	(1,460,116)

Balance, September 30, 2002	13,561,100	13,561	3,914,491	(425,540)	(2,812,847)	689,665

Payment received on
common stock subscription	-	-	(12,600)	425,540	-	412,940
Stock option expense	-	-	88,302	-	-	88,302

Net (Loss)					(2,193,025)	(2,193,025)

Balance, September 30, 2003	13,561,100	13,561	3,990,193	-	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)		2,019,880	1,331,480

Net (Loss)					(831,569)	(831,569)

Balance, March 31, 2004	13,561,100	$13,561	$3,301,793	$-	$(3,817,561)	$(502,207)

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2004	2003
Operating Activities
Net Income (Loss)	$(831,569)	$(609,162)
Adjustments to reconcile net income (Loss):
Stock issued for services	-	44,152
Depreciation	15,305	51,480
Gain on Forgiveness of debt	-	(19,660)
Dissolution of Subsidiary Acquisition	1,331,480	-
Bad Debt Expense	72,489	-
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	(59,605)	6,272
Increase (Decrease) in Accounts Payable	(375,940)	56,915
Increase (Decrease) in Payable -Related Party	(320,600)	-
Increase (Decrease) in Deferred Revenue	(12,637)	4,513
Increase (Decrease) in Accrued Liabilities	(303,040)	-
Increase (Decrease) in Capital Leases	(3,164)	-

Net Cash (Used) by Operating Activities	(487,281)	(465,490)

Investing Activities
Disposal/(Purchase) of Equipment	16,302	(9,645)

Cash (used) in Investing Activities	14,116	(9,645)

Financing Activities
Proceeds/(Repayment) Notes -Related Parties	523,920	76,470
Increase/(Decrease) in Cash Overdraft	(42,494)	82,931
Proceeds from Sale of Common Stock	-	316,810

Cash provided by financing	481,426	476,211

Net Increase (Decrease) in Cash	8,261	1,076

Cash, Beginning of Period	1,136	5,127

Cash, End of Period	$9,397	$6,203
Supplemental Information
Taxes	$2,547	$-
Interest	$12,552	$730

The accompanying notes are an integral part of these statements

XVARIANT, INC. AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
March 31, 2004 and September 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its September 30, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through generation of operating revenues selling equity or securing loans. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 — DISSOLVED ACQUISITION OF Subsidiary

During December 2003 the Company was unable to reach an accord with owners of 360House and dissolved its acquisition resulting in the following equity adjustments:

Paid in Capital	$688,400
Accumulated Deficit	2,019,880
Impact on Equity	$1,331,480

NOTE 4 — BASIS LOSS PER SHARE

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Note 5 are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

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

The Exchange Agreement contained an option allowing the shareholders of 360House to unwind the transaction in certain events. In the event the shareholders of 360House did not want to accept the Earnout Shares at December 31, 2003, they could surrender all of their shares in the Company and all of the issued and outstanding common stock of 360House shall be returned to the shareholders of 360House. In such event, however, the Company had the option to retain the 360House shares and pay the value calculated at December 31, 2003 to the 360House shareholders in cash. Neither of the alternatives were acceptable to either the Company or the shareholders. The Company and the shareholders prepared settlement documents reflecting a position somewhere in between the two positions outlined in the Exchange Agreement, and the acquisition was unwound.

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

Results of Operations for the three months ended March 31, 2004 and March 31, 2003

Revenues. The Company generated $77,915 in revenue during the three months ended March 31, 2004. During the same three-month period in 2003, the Company generated revenue of $620,242. The decrease is primarily due to the unwinding of the 360House acquisition as 360House revenues are no longer reported as part of the Company’s revenue.

Operating Expenses. Operating expenses for the three months ended March 31, 2004 were $158,100 compared to $937,218 for the three months ended March 31, 2003. The decrease of approximately $779,118 is due primarily to the unwinding of the 360House acquisition. The Company's sales and marketing expenses decreased $344,229, of which decrease all was a result of the unwinding of 360House General and administrative expenses decreased by $415,997, all of which decrease related to the unwinding of the 360House acquisition.

During the three months ended March 31, 2004, the Company had a net loss of $87,451 compared to a net loss of $320,708 for the three months ended March 31, 2003. The decrease in net loss resulted primarily from the unwinding of the 360House acquisition and not reporting the results of its operations in the Company’s financial statements, as described above.

Liquidity and Capital Resources

As of March 31, 2004, the Company had cash of $9,397, total current assets of $92,669 total current liabilities of $87,880 and total stockholder's equity deficit of $502,207, as compared to stockholders' equity deficit of $1,002,118 at March 31, 2003. Cash increased 8,261, from $1,136 on September 30, 2003.

The Company estimates that its monthly expenses in excess of its revenues over the next several months will be between approximately $25,000 and $50,000 per month, depending on the level of activity of the Company and assuming no decrease in operating expenses. While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent, the Company continues to generate increased cash flow from operations, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments received from the sales of its common stock and from loan proceeds from private. There can be no assurance that the Company will continue to receive loans or equity contributions if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments were to terminate, for any reason, the Company would be in immediate need of another source of capital. The dilution experienced by the existing shareholders in the event of such additional capital infusions cannot be determined at this time. There can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer Reed Benson, who is also serving as the Chief Financial Officer , performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s real estate services have never generated sufficient revenues to sustain operations and without other sources of capital from loans or sales of equity, the Company will be forced to discontinue operations.

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