Form 10QSB
period 2004-06-30
XVARIANT INC
filed 2007-01-05
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2004

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number 000-28339

XVARIANT, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	000-28339
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4039 S. Highland Drive, Salt Lake City, UT	84124 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (801) 424-2562

________________________________________________________
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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of June 30, 2004 was 13,561,000 shares, all of one class of $0.001 par value Common Stock.

XVARIANT, INC.
FORM 10-QSB
Quarter Ended June 30, 2004

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

PART 1: FINANCIAL INFORMATION
XVARIANT, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2004 (Unaudited)	September 30, 2003 (Audited)
ASSETS
Current Assets
Cash	$50,444	$1,136
Accounts Receivable - Net	137,430	96,156
Total Current Assets	187,874	97,292
Property and Equipment, Net	15,378	46,345
Other assets	10,000
Total Assets	$213,252	$143,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$117,084	$462,743
Payable-related party		320,600
Deferred revenue		12,637
Short-term obligations		303,040
Cash Overdraft		42,494
Capital leases	1,077	4,241
Total Current Liabilities	118,161	1,145,755
Long Term Liabilities
Notes Payable - Ferrante Holdin	673,840
Total Liabilities	792,001	1,145,755

Stockholders' Equity
Common Stock, 50,000,000 shares authorized, $0.001 par value; issued and outstanding at June 30, 2004 and September 30, 2003 is 13,561,000 shares respectively	13,561	13,561
Paid in Capital	3,301,793	3,990,193
Accumulated Deficit	(3,894,103)	(5,005,872)
Total Stockholders' Equity	(578,749)	(1,002,118)
Total Liabilities and Stockholders' Equity	$213,252	$143,637

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenue
Revenue	$-	2,075,277	$-	$932,621
Membership Fees	107,803	-	32,917	-
Service Fees	125,176	-	54,195	-
Total Revenue	232,979	2,075,277	87,112	932,621

Operating Expenses
General and Administrative	366,760	1,693,878	145,388	603,664
Sales and Marketing	7,158	1,190,882	471	567,532
Depreciation and amortization	22,799	74,873	7,494	23,393
Total Operating Expenses	396,717	2,959,633	153,353	1,194,589

Loss From Operations	(163,738)	(884,356)	(66,241)	(261,968)

Other Income (Expense)
Interest expense	(22,702)	(12,791)	(10,151)	-6,357
Gain on release of debt	-	19,660	-	-
Write off Investment in Subsidiary	(721,671)	-		-
Total other Income (Expense)	(744,373)	6,869	(10,151)	(6,357)

Loss before income taxes	(908,111)	(877,487)	(76,392)	(268,325)
Federal Income Taxes	-	-	-	-
Net (Loss)	$(908,111)	(877,487)	$(76,392)	$(268,325)

Basic and Diluted
(Loss) per Share	$(0.07)	$(0.06)	$(0.01)	$(0.02)

Weighted Average
Number of Shares	13,561,100	13,561,100	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statement of Stockholders' Equity/(Deficit)
(Unaudited)
From September 1, 2000 (Inception) to June 30, 2004

	Common Stock		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity

Balance, September 30, 2001	21,121,100	$21,121	$2,439,229	$(1,215,500)	$(1,352,731)	$(107,881)

Cancellation of common stock in conjunction with officer separation agreements	(9,900,000)	(9,900)	9,900	-	-	-

Issuance of common stock in conjunction with officer separation agreements	700,000	700	(700)	-	-	-

Issuance of stock for asset purchase	450,000	450	69,550	-	-	70,000

Expense incurred through issuance of stock options	-	-	197,302	-	-	197,302

Issuance of common stock for purchase of subsidiary	1,000,000	1,000	1,009,000	-	-	1,010,000

Issuance of common stock for services	190,000	190	237,460	-	-	237,650

Payment received on common stock subscription	-	-	(47,250)	789,960	-	742,710

Net (Loss)					(1,460,116)	(1,460,116)

Balance, September 30, 2002	13,561,100	13,561	3,914,491	(425,540)	(2,812,847)	689,665

Payment received on common stock subscription	-	-	(12,600)	425,540	-	412,940

Stock option expense	-	-	88,302	-	-	88,302

Net (Loss)					(2,193,025)	(2,193,025)

Balance, September 30, 2003	13,561,100	13,561	3,990,193	-	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)		2,019,880	1,331,480

Net (Loss)					(908,111)	(908,111)

Balance, June 30, 2004	13,561,100	$13,561	$3,301,793	$-	$(3,894,103)	$(578,749)

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2004	2003
Operating Activities
Net Income (Loss)	$(908,111)	$(877,487)
Adjustments to reconcile net income (Loss):
Stock issued for services		88,302
Depreciation	22,799	74,873
Gain on Forgiveness of debt		(19,660)
Dissolution of Subsidiary Acqusition	1,331,480	-
Bad Debt Expense	72,489	-
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	(113,763)	37,582
Increase (Decrease) in Accounts Payable	(345,659)	30,831
Increase (Decrease) in Payable -Related Party	(320,600)	6,439
Increase (Decrease) in Deferred Revenue	(12,637)	20,094
Increase (Decrease) in Accrued Liabilities	(303,040)	-
Increase (Decrease) in Capital Leases	(3,164)	-
Net Cash (Used) by Operating Activities	(580,206)	(639,026)

Investing Activities
Other (Phoenix Mortgage)	(10,000)
Disposal/(Purchase) of Equipment	8,168	(9,155)
Cash (used) in Investing Activities	(1,832)	(9,645)

Financing Activities
Proceeds/(Repayment) Notes -Related Parties	673,840	261,060
Repayments on lines of credit		(25,000)
Principle payments on capital lease obligations		(23,740)
Increase/(Decrease) in Cash Overdraft	(42,494)	32,394
Proceeds from Sale of Common Stock	-	404,990
Cash provided by financing	631,346	649,704
Net Increase (Decrease) in Cash	49,308	1,033
Cash, Beginning of Period	1,136	5,127
Cash, End of Period	$50,444	$6,203

Supplemental Information
Taxes	$81,942	$-
Interest	$22,702	$730

The accompanying notes are an integral part of these statements

XVARIANT, INC. AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
June 30, 2004 and September 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its September 30, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of the issue date of these statements, none of the contingent requirements related to the above warrants and options were met. Accordingly, the Company has treated these both options and warrants having been cancelled and no longer outstanding.

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

Results of Operations for the three months ended June 30, 2004 and June 30, 2003

Revenues. The Company generated $87,112 in revenue during the three months ended June 30, 2004. During the same three-month period in 2003, the Company generated revenue of $932,621. The decrease is primarily due to the Unwinding of the 360House acquisition. 360House revenues are no longer reported as part of the Company’s revenue.

Operating Expenses. Operating expenses for the three months ended June 30, 2004 were $153,353 compared to $1,194,589 for the three months ended June 30, 2003. The decrease of approximately $1,041,236 is due primarily to the unwinding of the 360House acquisition. The Company's sales and marketing expenses decreased approximately $567,000, which was the result of the unwinding of the 360House acquisition. General and Administrative expenses, which consisted primarily of salaries and wages, decreased $458,276, which was the result of the unwinding of the 360House acquisition.
During the three months ended June 30, 2004, the Company had a net loss of $76,392 compared to a net loss of $268,325 for the three months ended June 30, 2003. The decrease in net loss results primarily from the unwinding of the 360House acquisition, described above.

Liquidity and Capital Resources

As of June 30, 2004, the Company had cash of $50,444, total current assets of $187,874 total current liabilities of $118,161 and total stockholder's equity deficit of $578,749, as compared to stockholders' equity deficit of $1,002,118 at September 30, 2003. Cash increased 49,308, from 1,136 on September 30, 2003

The Company estimates that its monthly expenses in excess of its revenues over the next several months will be between approximately $25,000 and $35,000 per month, depending on the level of activity of the Company and assuming no decrease in operating expenses. While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent, the Company continues to generate increased cash flow from operations, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through sales of its equity and borrowings from private parties. There can be no assurance that the Company will continue to receive loans or equity contributions if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments were to terminate, for any reason, the Company would be in immediate need of another source of capital. The dilution experienced by the existing shareholders in the event of such additional capital infusions cannot be determined at this time. There can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer Reed Benson, who is also serving as the Chief Financial Officer , performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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