Form 10QSB/A
period 2003-12-31
XVARIANT INC
filed 2007-08-17
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended December 31, 2003
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from:___________ to ___________

Commission File Number 000-28339

XVARIANT, INC.
(N/K/A China Bionanometer Industries Corporation)
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	000-28339
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

170 South Main Street, Suite 1050, Salt Lake City, UT	84101
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (801) 536-5000

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

PART 1: FINANCIAL INFORMATION
XVARIANT, INC.
Consolidated Balance Sheets (Unaudited)
ASSETS

		September 30,
	Dec 31, 2003	2003
Current Assets	(Unaudited)
Cash	$440	$1,136
Accounts Receivable - Net	43,960	96,156

Total Current Assets	44,400	97,292

Property and Equipment, Net	22,074	46,345

Total Assets	$66,474	$143,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$54,783	$462,743
Payable-related party		320,600
Deferred revenue		12,637
Short-term obligations	424,300	303,040
Cash Overdraft		42,494
Capital leases	2,467	4,241

Total Current Liabilities	481,550	1,145,755

Long Term Liabilities	-	-

Total Liabilities	481,550	1,145,755

Stockholders' Equity
Common Stock,$0.001 par value, 50,000,000 shares authorized; 13,561 shares issued and outstanding December 31, 2003 and September 30, 2003 respectively	13,561	13,561

Paid in Capital	3,301,793	3,990,193

Accumulated Deficit	(3,730,430)	(5,005,872)

Total Stockholders' Equity	(415,076)	(1,002,118)

Total Liabilities and Stockholders' Equity	$66,474	$143,637

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statement of Income (Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2003	2002
Revenue
Revenue	$-	$522,414
Membership Fees	24,270	-
Service Fees	43,683	-

Total Revenue	67,953	522,414

Operating Expenses
General and Administrative	82,581	524,388
Sales and Marketing	-	278,186
Depreciation and amortization	7,969	25,252

Total Operating Expenses	90,550	827,826

Loss From Operations	(22,597)	(305,412)

Other Income (Expense)

Interest expense	(320)	(2,702)
Gain on release of debt	-	19,660
Write off of Inv in 360 House	(721,521)	-

Total other Income (Expense)	(721,841)	16,958

Loss before income taxes	(744,438)	(288,454)

Federal Income Taxes	-	-

Net (Loss)	$(744,438)	$(288,454)

Basic and Diluted
(Loss) per Share	(0.05)	(0.02)

Weighted Average
Number of Shares	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statement of Stockholders' Equity/(Deficit)
(Unaudited)

	Common Stock		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity

Balance, September 30, 2001	21,121,100	$21,121	$2,439,229	$(1,215,500)	$(1,352,731)	$(107,881)

Cancellation of common stock
in conjunction with officer
separation agreements	(9,900,000)	(9,900)	9,900	-	-	-
Issuance of common stock
in conjunction with officer
separation agreements	700,000	700	(700)	-	-	-
Issuance of stock for
asset purchase	450,000	450	69,550	-	-	70,000
Expense incurred through
issuance of stock options	-	-	197,302	-	-	197,302
Issuance of common stock
for purchase of subsidiary	1,000,000	1,000	1,009,000	-	-	1,010,000
Issuance of common stock
for services	190,000	190	237,460	-	-	237,650
Payment received on
common stock subscription	-	-	(47,250)	789,960	-	742,710

Net (Loss)					(1,460,116)	(1,460,116)

Balance, September 30, 2002	13,561,100	13,561	3,914,491	(425,540)	(2,812,847)	689,665

Payment received on
common stock subscription	-	-	(12,600)	425,540	-	412,940
Stock option expense	-	-	88,302	-	-	88,302

Net (Loss)					(2,193,025)	(2,193,025)

Balance, September 30, 2003	13,561,100	13,561	3,990,193	-	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)		2,019,880	1,331,480

Net (Loss)					(744,438)	(744,438)

Balance, December 31, 2003	13,561,100	$13,561	$3,301,793	$-	$(3,730,430)	$(415,076)

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2003	2002
Operating Activities
Net Income (Loss)	$(744,438)	$(288,454)
Adjustments to reconcile net income (Loss):
Stock issued for services	-	-
Depreciation	7,969	25,252
Gain on Forgiveness of debt	-	(19,660)
Disposal of Subsidiary	1,331,480	-
Bad Debt Expense	72,489	-
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	(20,293)	(1,741)
Increase (Decrease) in Accounts Payable	(407,960)	8,895
Increase (Decrease) in Payable -Related Party	(320,600)	-
Increase (Decrease) in Deferred Revenue	(12,637)	2,088
Increase (Decrease) in Accrued Liabilities	(303,040)	-
Increase (Decrease) in Capital Leases	(1,774)	(4,796)

Net Cash (Used) by Operating Activities	(398,804)	(278,416)

Investing Activities
Disposal/(Purchase) of Equipment	16,302	(489)

Cash (used) in Investing Activities	16,302	(489)

Financing Activities
Proceeds/(Repayment) Notes -Related Parties	423,980	20,000
Increase/(Decrease) in Cash Overdraft	(42,494)	63,035
Proceeds from Sale of Common Stock	-	195,660

Cash provided by financing	381,486	278,695

Net Increase (Decrease) in Cash	(1,016)	(210)

Cash, Beginning of Period	1,136	5,127

Cash, End of Period	$120	$4,917

Supplemental Information
Taxes	$-	$-
Interest	$320	$730

The accompanying notes are an integral part of these statements

China Bionanometer Industries Corporation
Formerly Easy Groups Limited, formerly China Ethanol Corporation, formerly XVARIANT, INC.

Notes to the Consolidated Financial Statements
(December 31, 2003 and September 30, 2003)

NOTE 1- ORGANIZATION AND BUSINESS ACTIVITY

China Bionanometer Industries Corporation (The Company) was incorporated under the laws of the state of Nevada on October 24, 1996, under the name Almost Country Productions, Inc. and changed its name to Xvariant, Inc. (Xvaraiant) in August, 2001 and subsequent to the period reported on these statements the Company changed its name to China Ethanol Corporation on August 28, 2006, to Easy Groups Limited on November 17, 2006 and finally China Bionanometer Industries Corporation on June 20, 2007.

On March 15, 2001, Xvariant acquired Real Estate Federation, Inc. ("REF") in a transaction recorded as a recapitalization of REF with Xvariant being the legal survivor and REF being the accounting survivor and the operating entity.REF was established to provide technology for the real estate market that enhances the use of the Internet in the home-buying process. The technology allows potential homebuyers to search for real estate properties from all participating real estate brokers' listings. REF had a wholly owned subsidiary, Xvariant, Inc. (a Utah corporation) which designed web sites for real estate brokers along with other real estate related services. Xvariant (the Utah corporation) was disposed of in October 2001 (see Note 13).

During January 2002, Xvariant executed the acquisition of 360House.com,Inc. (360House), pursuant to a stock exchange agreement. Xvariant acquired 360House by issuing 1,000,000 shares of common stock to the shareholders of 360House in exchange for all of the issued and outstanding shares of 360House. In addition, the exchange agreement provides for issuance of additional shares of Xvariant's common stock based on the performance of 360House. Xvariant agreed to issue common stock, including the 1,000,000 shares issued upon execution of the agreement, at a price equal to either 1) a value equal to six times 360House's earnings before interest, taxes, depreciation, and amortization during the twelve month period ending December 31, 2003; or 2) the value defined by a valuation consultant mutually agreeable by the parties. Either party may demand an independent valuation. 360House provides services to the real estate industry principally in the form of photographic virtual tours of real estate properties available for viewing on the internet and other video media.

During December 2003 the company dissolved the acquisition of 360House because performance was not at the expected level.

The Company was engaged in the development of technology and Internet services targeted at the real estate industry and was considered to be in the development stage through December 31, 2001. The Company began substantial operations in January 2002 with the acquisition of 360house and became an operating company during the year ended September 30, 2003.

The consolidated financial statements include Xvariant and its wholly owned subsidiaries, Real Estate Federation, Inc. however, with the dissolution of the acquisition of 360House.com, Inc., the financials have been restated to remove the activity of 360House.com, Inc. All significant intercompany accounts and transactions have been eliminated.

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

b. Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $72,489 as of September 30, 2003.

c. Property and Equipment

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

d. Goodwill

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

e. Estimates

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

f. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended September 30, 2003 and 2002, the Company expensed $7,208 and $0 respectively.

g. Revenue Recognition

The Company recognizes revenue from real estate lead commissions as escrow is closed. Revenue from photographic virtual tours and related services are recognized as projects are completed and available for viewing. Revenue is recognized on other services rendered as they are performed.

h. Stock Options

As permitted by FASB Statement 123 and amended by SFAS No. 148 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro-forma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

i. Technology Development and Website Designs

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $3,730,110 at December 31, 2003, and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

September 30,
2003

Furniture and fixtures	$52,377
Machinery and equipment	24,048
Computers	151,202
227,627
Accumulated depreciation	(181282)
Net property and equipment	$46,345

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

NOTE 6. DISSOLUTION OF BUSINESS COMBINATION

During January 2002, Xvariant executed the acquisition of 360House.com, Inc. (360House), pursuant to a stock exchange agreement. Xvariant acquired 360House by issuing 1,000,000 shares of common stock to the shareholders of 360House in exchange for all of the issued and outstanding shares of 360House. In addition, the exchange agreement provides for issuance of additional shares of Xvariant's common stock based on the performance of 360House.

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

Goodwill associated with this transaction has been recorded at $1,068,047. The Company assesses the amount reported as goodwill on an annual basis, or on an interim basis when events and circumstances warrant for possible impairment. For the year ended September 30, 2003, the Company fully impaired the goodwill of $1,068,047.

During December 2003 the company dissolved the acquisition of 360House because performance was not at the expected level. Because of the prior impairment of goodwill the dissolution resulted in a net gain on dissolution of $1,331,480 as a result of the following equity adjustments:

Paid in Capital
Before Dissolution	$3,990,193
Adjustment	(688,400)
Adjusted Paid in Capital	$3,301,793

Accumulated Deficit
Before Dissolution	$(5,005,872)
Adjustment	2,019,880
Adjusted Paid in Capital	$(2,985,992)

Adjustment to Paid in Capital	$(688,400
Adjustment to Accumulated Deficit	2,019,880

Gain on dissolution	$1,331,480

NOTE 7 - SHORT-TERM OBLIGATIONS

As of December 31, 2003, the Company had two outstanding short-term obligations to that provide short-term financing for a total of $423,980. These obligations are unsecured and due on demand. Interest is being imputed at 6% per annum. Interest expense for the period ended December 31, 2003 and the year ended September 30, 2003 is $9,411 and $9,091 respectively

NOTE 8 - LONG-TERM OBLIGATIONS

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

Future minimum lease payments under capital and operating leases are as follows:

	Capital	Operating
	Leases	Leases
Year ending September 30,
2003	$2,561	$55,391
2004	-	4,616
Thereafter	-	-
Total minimum lease payments	$2,561	$60,007

Less amount representing interest	94
Present value of net minimum lease payments	2,467
Less current maturities	2,467
	$-

NOTE 9 - CONTINGENCIES

At September 30, 2003, the Company has employment agreements with two of the officers of the Company. The agreement stipulates total annual salaries of $240,000 annually for the next 4 years. The agreement also provides for bonuses based on net income. The contingencies were terminated with the dissolution of 360 House.com, Inc.

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

As of the issue date of this statement none of the contingent requirements related to the above warrants and options were meet. Accordingly, the company has treated both options and warrants as having been cancelled and no longer outstanding.

NOTE 12- SUBSEQUENT EVENTS

As of October 24, 2006 none of the criteria upon which execution of outstanding warrants and options were meet. Accordingly, all warrants and options have been cancelled.

Effective August 28, 2006 the Company filed a Certificate of Amendment with the State of Nevada to change its name from XVARIANT, INC. to China Ethanol Corporation.

On November 27, 2006 the Company filed a Certificate of Amendment with the State of Nevada to change its name from China Ethanol Corporation to Easy Groups Limited.

On June 20, 2007 the Company filed a Certificate of Amendment with the State of Nevada to change its name from Easy Groups Limited to China Bionanometer Industries Corporation.

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

History

China Bionanometer Industries Corporation, formerly Easy Groups Limited and formerly Xvariant, Inc. (the "Company") was organized on October 24, 1996, under the laws of the State of Nevada, as "Almost Country Productions, Inc.," for the purpose of producing and marketing music. In approximately March 1997, the Company sold 100,000 shares of its common stock at $.30 per share in an offering pursuant to Rule 504 and Section 3(b) of the Securities Act of 1933. In November, 2000 the Company discontinued its music production business and actively sought new business opportunities.

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

The Company changed its name to “China Bionanometer Industries Corporation” in June 2007.

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

Acquisition and Disposition of Easy Groups Limited

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

 (See the Form 8-K filed with the Commission on November 3, 2006.)

On February 2, 2007 China Ethanol Corporation and Easy Groups Limited entered into a Rescission Agreement due to Easy Groups being unable to produce audited financial statements on a pro forma basis in the required filings of the annual and quarterly filings.

Easy Groups Limited agrees to deliver to China Ethanol Corporation an aggregate of Forty-Two Million Five Hundred Twenty-Seven Thousand (42,527,000) shares of China Ethanol Corporation’s Common Stock for cancellation and return to the Company’s treasury.

Prior to the Agreement, there was a commitment to issue 42,527,000 shares of China Ethanol Corporation which would have resulted in a total of 56,088,000 shares of common stock outstanding, however, no shares were issued which results in only 13,561,000 shares of common stock issued and outstanding.
(See Form 8-K filed with the Commission on February 26, 2007.)

Acquisition of China Bionanometer Industries Corporation

Pursuant to an Exchange Agreement (the "Agreement") effective April 27, 2007, and its contemplated transaction that closed June 1, 2007, (the "Closing"), the Registrant acquired all of the issued and outstanding capital stock and underlying business of FullCo Industrial Limited and all related companies, including but not limited to Xi’an Landway Bionanometer Technology Joint-stock Co., Ltd. (herein referred to as “FullCo”) which specializes in research and development, production and sales of nanometer level health food, cosmetic, biologic antibacterial disinfecting product, as well as Chinese traditional medicine products (the "Business") in exchange for Ninety Million (90,000,000) shares of common stock of the Registrant, which includes shares issued to third party consultants as a material part of this transaction in consideration of services rendered. As a result, the shareholders and affiliates of FullCo (collectively, the “FullCo Shareholders”) gained control of the Registrant.

Prior to the Agreement, the Registrant had 13,561,000 shares of common stock issued and outstanding. Upon the Closing of the transaction, the Registrant had 103,561,000 shares of common stock outstanding.

(See the Form 8-K filed with the Commission on June 22, 2007.)

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

Results of Operations for the three months ended December 31, 2003 and December 31, 2002

Revenues. The Company generated $67,953 in revenue during the three months ended December 31, 2003. During the same three-month period in 2002, the Company generated revenue of $522,414. The decrease is primarily due to the disposal of its subsidiary 360 House.

Operating Expenses. Operating expenses for the three months ended December 31, 2003 were $90,550 compared to $827,826 for the three months ended December 31, 2002. The decrease of approximately $737,276 is due primarily to the disposal of its subsidiary 360 House. The Company's sales and marketing expenses decreased $278,186, of which 100% of the decrease is the result of its disposal of its subsidiary 360 House.

During the three months ended December 31, 2003, the Company had a net loss of $744,118 compared to a net loss of $288,454 for the three months ended December 31, 2002. The increase in net loss results primarily from the write off of the investment in 360House for a total of $721,521, described above.

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash of $440, total current assets of $44,400, total current liabilities of $481,550 and total stockholder's equity deficit of $415,076 as compared to stockholders' equity deficit of $1,002,118 at September 30, 2003. Cash decreased $696, from $1,136 on September 30, 2002.

The Company estimates that its monthly expenses over the next several months will be between approximately $80,000 and $150,000 per month, depending on the level of activity of the Company and assuming no decrease in operating expenses. To date, the Company has met its working capital needs through payments received under a subscription agreement and borrowings from related parties. The Company expects that its additional cash needs after revenue, will be between $50,000 and $100,000 per month for the next several months. There can be no assurance that the Company will continue to receive loans or equity contributions if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments were to terminate, for any reason, the Company would be in immediate need of another source of capital. The dilution experienced by the existing shareholders in the event of such additional capital infusions cannot be determined at this time. There can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

This Form 10-QSB filing is being filed in the name of Xvariant, Inc. On August 28, 2006, Xvariant, Inc. changed its name to China Ethanol Corporation. On November 17, 2006, China Ethanol Corporation changed its name to Easy Groups Limited. On June 20, 2007, Easy Groups Limited changed its name to China Bionanometer Industries Corporation and obtained a new symbol which is CBIU.

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

XVARIANT, INC. (N/K/A China Bionanometer Industries Corporation) (Registrant)

Date: August 17, 2007	By:	/s/ Chen Min
Chen Min, President