Form 10QSB/A
period 2004-03-31
XVARIANT INC
filed 2007-09-10
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2004
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from : to

Commission File Number 000-28339

XVARIANT, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	000-28339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4039 S. Highland Drive, Salt Lake City, UT	84124
(Address of principal executive offices)	(Zip code)

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
FORM 10-QSB/A #1
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

PART 1: FINANCIAL INFORMATION

XVARIANT, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,
	2004	September 30,
	(Unaudited)	2003
ASSETS
Current Assets
Cash	$9,397	$1,136
Accounts Receivable - Net	-	96,156

Total Current Assets	9,397	97,292

Property and Equipment, Net	16,924	46,345

Total Assets	$26,321	$143,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$33,344	$462,743
Payable-related party	-	320,600
Deferred revenue	-	12,637
Short-term obligations	523,920	303,040
Cash Overdraft	-	42,494
Capital leases	1,077	4,241

Total Current Liabilities	558,341	1,145,755

Long Term Liabilities	-	-

Total Liabilities	558,341	1,145,755

Stockholders' Equity
Common Stock,$0.001 par value, 50,000,000 shares authorized; 13,561 shares issued and outstanding March 31, 2004 and September 30, 2003 respectively	13,561	13,561

Paid in Capital	3,301,793	3,990,193

Accumulated Deficit	(3,847,374)	(5,005,872)

Total Stockholders' Equity	(532,020)	(1,002,118)

Total Liabilities and Stockholders' Equity	$26,321	$143,637

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue
Revenue	$-	$1,142,656	$-	$620,242
Membership Fees	74,886	-	50,617	-
Service Fees	70,981	-	27,298	-

Total Revenue	145,867	1,142,656	77,915	620,242

Operating Expenses
General and Administrative	304,643	1,090,214	149,829	565,826
Sales and Marketing	6,687	623,350	935	345,164
Depreciation and amortization	15,305	51,480	7,336	26,228

Total Operating Expenses	326,635	1,765,044	158,100	937,218

Loss From Operations	(180,768)	(622,388)	(80,185)	(316,976)

Other Income (Expense)

Interest expense	(12,552)	(6,434)	(7,266)	-3,732
Gain on release of debt	-	19,660	-	-
Write off - old open A/P	53,459
Write off of Inv in 360 House	(721,521)	-	-	-

Total other Income (Expense)	(680,614)	13,226	(7,266)	(3,732)

Loss before income taxes	(861,382)	(609,162)	(87,451)	(320,708)

Federal Income Taxes	-	-	-	-

Net (Loss)	$(861,382)	$(609,162)	$(87,451)	$(320,708)

Basic and Diluted
(Loss) per Share	(0.06)	(0.04)	(0.01)	(0.02)

Weighted Average
Number of Shares	13,561,100	13,561,100	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statement of Stockholders' Equity/(Deficit)
(Unaudited)
From September 1, 2000 (Inception) to March 31, 2004

	Common Stock		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity

Balance, September 30, 2001	21,121,100	$21,121	$2,439,229	$(1,215,500)	$(1,352,731)	$(107,881)

Cancellation of common stock in conjunction with officer separation agreements	(9,900,000)	(9,900)	9,900	-	-	-
Issuance of common stock in conjunction with officer separation agreements	700,000	700	(700)	-	-	-
Issuance of stock for asset purchase	450,000	450	69,550	-	-	70,000
Expense incurred through issuance of stock options	-	-	197,302	-	-	197,302
Issuance of common stock for purchase of subsidiary	1,000,000	1,000	1,009,000	-	-	1,010,000
Issuance of common stock for services	190,000	190	237,460	-	-	237,650
Payment received on common stock subscription	-	-	(47,250)	789,960	-	742,710

Net (Loss)					(1,460,116)	(1,460,116)

Balance, September 30, 2002	13,561,100	13,561	3,914,491	(425,540)	(2,812,847)	689,665

Payment received on common stock subscription	-	-	(12,600)	425,540	-	412,940
Stock option expense	-	-	88,302	-	-	88,302

Net (Loss)					(2,193,025)	(2,193,025)

Balance, September 30, 2003	13,561,100	13,561	3,990,193	-	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)		2,019,880	1,331,480

Net (Loss)					(861,382)	(861,382)

Balance, March 31, 2004	13,561,100	$13,561	$3,301,793	$-	$(3,847,374)	$(532,020)

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statement of Cash Flow
(Unaudited)

	For the Six Months Ended
	March 31,
	2004	2003
Operating Activities
Net Income (Loss)	$(861,382)	$(609,162)
Adjustments to reconcile net income (Loss):
Stock issued for services	-	44,152
Depreciation	15,305	51,480
Gain on Forgiveness of debt	-	(19,660)
Disposal of Subsidiary	1,331,480	-
Bad Debt Expense	155,761	-
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	(59,605)	6,272
Increase (Decrease) in Accounts Payable	(429,399)	56,915
Increase (Decrease) in Payable -Related Party	(320,600)	-
Increase (Decrease) in Deferred Revenue	(12,637)	4,513
Increase (Decrease) in Accrued Liabilities	(303,040)	-
Increase (Decrease) in Capital Leases	(3,164)	-

Net Cash (Used) by Operating Activities	(487,281)	(465,490)

Investing Activities
Disposal/(Purchase) of Equipment	14,116	(9,645)

Cash (used) in Investing Activities	14,116	(9,645)

Financing Activities
Proceeds/(Repayment) Notes -Related Parties	523,920	76,470
Increase/(Decrease) in Cash Overdraft	(42,494)	82,931
Proceeds from Sale of Common Stock	-	316,810

Cash provided by financing	481,426	476,211

Net Increase (Decrease) in Cash	8,261	1,076

Cash, Beginning of Period	1,136	5,127

Cash, End of Period	$9,397	$6,203

Supplemental Information
Taxes	$2,547	$-
Interest	$12,872	$730

The accompanying notes are an integral part of these statements

Easy Groups Limited
Formerly China Ethanol Corporation, formerly XVARIANT, INC.

Notes to the Consolidated Financial Statements
(March 31, 2004 and September 30, 2003)

NOTE 1- ORGANIZATION AND BUSINESS ACTIVITY

Easy Groups Limited (The Company) was incorporated under the laws of the state of Nevada on October 24, 1996, under the name Almost Country Productions, Inc. and changed its name to Xvariant, Inc. (Xvaraiant) in August, 2001 and subsequent to the period reported on these statements the Company changed its name to China Ethanol Corporation on August 28, 2006 and finally to Easy Groups Limited on November 17, 2006.

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

b. Accounts Receivable

The Company evaluated its accounts receivable and found that it was all in excess of 120 days old and increased its allowance for doubtful accounts of to $155,761 as of March 31, 2004 leaving a balance in accounts receivable of $0.00.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $3,847,374 at March 31, 2004, and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2004	September 30, 2003

Furniture and fixtures	$52,377	$52,377
Machinery and equipment	24,048	24,048
Computers	151,202	151,202
	227,627	227,627
Less:
Disposal of equipment	(14,116)
Accumulated depreciation	(196,587)	(181282)
Net property and equipment	$16,924	$46,345

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

During December 2003 the company dissolved the acquisition of 360House because performance was not at the expected level. Because of the prior impairment of goodwill the dissolution resulted in a net gain on dissolution of $1,331,480 as a result of the following equity adjustments:

Paid in Capital
Before Dissolution	$3,990,193
Adjustment	(688,400)
Adjusted Paid in Capital	$3,301,793

Accumulated Deficit
Before Dissolution	$(5,005,872)
Adjustment	2,019,880
Adjusted Paid in Capital	$(2,985,992)

Adjustment to Paid in Capital	$(688,400)
Adjustment to Accumulated Deficit	2,019,880

Gain on dissolution	$1,331,480

NOTE 7 - SHORT-TERM OBLIGATIONS

As of March 31, 2004, the Company had two outstanding short-term obligations that provide operational financing with a balance of $523,920 including accrued interest. These obligations are unsecured and due on demand. Interest is being imputed at 6% per annum. Interest expense for the three months ended March 31, 2004 and the year ended September 30, 2003 is $7,047 and $9,091 respectively

NOTE 8 - LONG-TERM OBLIGATIONS

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

Results of Operations for the three and six months ended March 31, 2004 and March 31, 2003

Revenues. The Company generated $0 in revenue during the three months ended March 31, 2004. During the same three month period in 2003, the Company generated revenue of $620,242. The decrease is primarily due to the unwinding of the 360House acquisition as 360House revenues are no longer reported as part of the Company’s revenue.

During the six months ended March 31, 2004, the Company generated $0 in revenue. During the same six month period in 2003, the Company generated revenue of $1,142,656. The decrease is primarily due to the unwinding of the 360House acquisition as 360House revenues are no longer reported as part of the Company’s revenues.

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

Liquidity and Capital Resources

As of March 31, 2004, the Company had cash of $9,397, total current assets of $26,321 total current liabilities of $558,341 and total stockholder's equity deficit of $532,020 as compared to stockholders' equity deficit of $1,002,118 at September 30, 2003. Cash increased 8,261, from $1,136 on September 30, 2003.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer Reed Benson, who is also serving as the Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

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

XVARIANT, INC. (Registrant)

Date: September 5, 2007	By:	/s/ Wang Wen’geng
Wang Wen’geng, President