Form 10QSB/A
period 2004-06-30
XVARIANT INC
filed 2007-09-14
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from: _______________ to _______________

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

PART 1: FINANCIAL INFORMATION

XVARIANT, INC.
Consolidated Balance Sheets
(Unaudited)
ASSETS

	June 30,	September 30,
	2004	2003
	(Unaudited)
Current Assets
Cash	$53,794	$1,136
Accounts Receivable - Net	60,158	96,156

Total Current Assets	113,952	97,292

Property and Equipment, Net	15,378	46,345

Total Assets	$129,330	$143,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$63,625	$462,743
Payable-related party	-	320,600
Deferred revenue	-	12,637
Short-term obligations	673,840	303,040
Cash Overdraft	-	42,494
Capital leases	1,077	4,241

Total Current Liabilities	738,542	1,145,755

Long Term Liabilities	-	-

Total Liabilities	738,542	1,145,755

Stockholders' Equity
Common Stock,$0.001 par value, 50,000,000 shares
authorized; 13,561 shares issued and outstanding
June 30, 2004 and September 30, 2003
respectively	13,561	13,561

Paid in Capital	3,301,793	3,990,193

Accumulated Deficit	(3,924,566)	(5,005,872)

Total Stockholders' Equity	(609,212)	(1,002,118)

Total Liabilities and Stockholders' Equity	$129,330	$143,637

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
Revenue	$-	$2,075,277	$-	$932,621
Membership Fees	107,803	-	32,917	-
Service Fees	125,176	-	54,195	-

Total Revenue	232,979	2,075,277	87,112	932,621

Operating Expenses
General and Administrative	450,682	1,693,878	145,388	603,664
Sales and Marketing	7,158	1,190,882	471	567,532
Depreciation and amortization	22,799	74,873	7,494	23,393

Total Operating Expenses	480,639	2,959,633	153,353	1,194,589

Loss From Operations	(247,660)	(884,356)	(66,241)	(261,968)

Other Income (Expense)
Interest expense	(22,702)	(12,791)	(10,151)	(6,357)
Gain on release of debt	-	19,660	-	-
Write off - old A/P	53,459	-	-	-
Write off of Inv in 360 House	(721,671)	-	-	-

Total other Income (Expense)	(690,914)	6,869	(10,151)	(6,357)

Loss before income taxes	(938,574)	(877,487)	(76,392)	(268,325)

Federal Income Taxes	-	-	-	-

Net (Loss)	$(938,574)	$(877,487)	$(76,392)	$(268,325)

Basic and Diluted
(Loss) per Share	(0.07)	(0.06)	(0.01)	(0.02)

Weighted Average
Number of Shares	13,561,100	13,561,100	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statement of Stockholders' Equity/(Deficit)
(Unaudited)
From September 1, 2000 (Inception) to June 30, 2004

	Common Stock		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity

Balance, September 30, 2001	21,121,100	$21,121	$2,439,229	$(1,215,500)	$(1,352,731)	$(107,881)

Cancellation of common stock
in conjunction with officer
separation agreements	(9,900,000)	(9,900)	9,900	-	-	-
Issuance of common stock
in conjunction with officer
separation agreements	700,000	700	(700)	-	-	-
Issuance of stock for
asset purchase	450,000	450	69,550	-	-	70,000
Expense incurred through
issuance of stock options	-	-	197,302	-	-	197,302
Issuance of common stock
for purchase of subsidiary	1,000,000	1,000	1,009,000	-	-	1,010,000
Issuance of common stock
for services	190,000	190	237,460	-	-	237,650
Payment received on
common stock subscription	-	-	(47,250)	789,960	-	742,710

Net (Loss)					(1,460,116)	(1,460,116)

Balance, September 30, 2002	13,561,100	13,561	3,914,491	(425,540)	(2,812,847)	689,665

Payment received on
common stock subscription	-	-	(12,600)	425,540	-	412,940
Stock option expense	-	-	88,302	-	-	88,302

Net (Loss)					(2,193,025)	(2,193,025)

Balance, September 30, 2003	13,561,100	13,561	3,990,193	-	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)		2,019,880	1,331,480

Net (Loss)					(938,574)	(938,574)

Balance, June 30, 2004	13,561,100	$13,561	$3,301,793	$-	$(3,924,566)	$(609,212)

The accompanying notes are an integral part of these statements

XVARIANT, INC.
Consolidated Statement of Cash Flow
(Unaudited)

	For the Nine Months Ended
	June 30,
	2004	2003
Operating Activities
Net Income (Loss)	$(938,574)	$(877,487)
Adjustments to reconcile net income (Loss):
Stock issued for services	-	88,302
Depreciation	22,799	74,873
Gain on Forgiveness of debt	-	(19,660)
Disposal of Subsidiary	1,331,480	-
Bad Debt Expense	156,411	-
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	(120,413)	37,582
Increase (Decrease) in Accounts Payable	(399,118)	30,831
Increase (Decrease) in Payable -Related Party	(320,600)	6,439
Increase (Decrease) in Deferred Revenue	(12,637)	20,094
Increase (Decrease) in Accrued Liabilities	(303,040)	-
Increase (Decrease) in Capital Leases	(3,164)	-

Net Cash (Used) by Operating Activities	(586,856)	(639,026)

Investing Activities
Disposal/(Purchase) of Equipment	8,168	(9,645)

Cash (used) in Investing Activities	8,168	(9,645)

Financing Activities
Proceeds/(Repayment) Notes -Related Parties	673,840	261,060
Repayments on lines of credit	-	(25,000)
Principle payments on capital lease obligations	-	(23,740)
Increase/(Decrease) in Cash Overdraft	(42,494)	32,394
Proceeds from Sale of Common Stock	-	404,990

Cash provided by financing	631,346	649,704

Net Increase (Decrease) in Cash	52,658	1,033

Cash, Beginning of Period	1,136	5,127

Cash, End of Period	$53,794	$6,160

Supplemental Information
Taxes	$81,942	$-
Interest	$22,702	$730

The accompanying notes are an integral part of these statements

Easy Groups Limited
Formerly China Ethanol Corporation, formerly XVARIANT, INC.

Notes to the Consolidated Financial Statements
(June 30, 2004 and September 30, 2003)

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $3,924,566 at June 30, 2004, and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	September 30,
	2004	2003

Furniture and fixtures	$52,377	$52,377
Machinery and equipment	24,048	24,048
Computers	151,202	151,202
	227,627	227,627
Less:
Disposal of equipment	(8, 168)
Accumulated depreciation	(204, 801)	(181282)
Net property and equipment	$15, 378	$46,345

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

NOTE 7 - SHORT-TERM OBLIGATIONS

As of June 30, 2004, the Company had two outstanding short-term obligations that provide operational financing with a balance of $673,840 including accrued interest. These obligations are unsecured and due on demand. Interest is being imputed at 6% per annum. Interest expense for the nine months ended June 30, 2004 and the year ended September 30, 2003 is $9,958 and $9,091 respectively

NOTE 8 - LONG-TERM OBLIGATIONS

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

Results of Operations for the three and nine months ended June 30, 2004 and June 30, 2003

Revenues. The Company generated $87,112 in revenue during the three months ended June 30, 2004. During the same three-month period in 2003, the Company generated revenue of $932,621. The Company generated $232,979 in revenue during the nine months ended June 30, 2004. During the same nine-month period in 2003, the Company generated revenue of $2,075,277. The decrease is primarily due to the Unwinding of the 360House acquisition. 360House revenues are no longer reported as part of the Company’s revenue.

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

Liquidity and Capital Resources

As of June 30, 2004, the Company had cash of $53,794, total current assets of $129,330 total current liabilities of $738,542 and total stockholder's equity deficit of $3,924,566, as compared to stockholders' equity deficit of $1,002,118 at September 30, 2003. Cash increased 52,658, from 1,136 on September 30, 2003

The Company estimates that its monthly expenses in excess of its revenues over the next several months will be between approximately $25,000 and $35,000 per month, depending on the level of activity of the Company and assuming no decrease in operating expenses. While the Company anticipates that its negative cash flow may diminish somewhat as, and to the extent, the Company continues to generate increased cash flow from operations, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through sales of its equity and borrowings from private parties. There can be no assurance that the Company will continue to receive loans or equity contributions if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments were to terminate, for any reason, the Company would be in immediate need of another source of capital. The dilution experienced by the existing shareholders in the event of such additional capital infusions cannot be determined at this time. There can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

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

XVARIANT, INC. (Registrant)

Date: September 13, 2007	By:	/s/ Wang Wen’geng
Wang Wen’geng, President