Form 10KSB
period 2004-09-30
XVARIANT INC
filed 2007-10-16
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-28339

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A EASY GROUPS LIMITED)
(Name of Small Business Issuer in Its Charter)

NEVADA	84-1398342
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2F-B, Xieton Bldg. No. 2 Gaoxin 2 Rd. New and Hi-Tech Industry Zone Xian, Shaanxi, China	710000
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock ($0.001 par value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year $0.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of October 1, 2007 was approximately $30,861,297, using the average between the high and low price per share of $0.54, as reported on the PinkSheets as of such date.

The number of shares of registrant’s common stock outstanding as of October 1, 2007 was 103,561,000.

DOCUMENTS INCORPORATED BY REFERENCE:
None

China Bionanometer Industries Corporation
Annual Report on Form 10-KSB
For the Year Ended September 30, 2004

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Risk Factors" included herein.

Item 1. Business

History

China Bionanometer Industries Corporation, formerly Easy Groups Limited, formerly Xvariant, Inc. (the "Company") was organized on October 24, 1996, under the laws of the State of Nevada, as "Almost Country Productions, Inc.," for the purpose of producing and marketing music. In approximately March 1997, the Company sold 100,000 shares of its common stock at $.30 per share in an offering pursuant to Rule 504 and Section 3(b) of the Securities Act of 1933. In November, 2000 the Company discontinued its music production business and actively sought new business opportunities.

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

In December 2003, the Company unwound the acquisition of 360House with its shareholder through settlement agreements. (See “Disposition of 360House” below).

The Company changed its name to “China Ethanol Corporation” in August 2006.

In September 2006, the Company completed the acquisition of Easy Groups Limited, a Hong Kong corporation (“Easy Groups”), pursuant to an Exchange Agreement among the Company and Easy Groups (See “Acquisition of Easy Groups” below).

The Company changed its name to “Easy Groups Limited” in November 2006.

In January 2007, the Company rescinded the agreement between China Ethanol Corporation and Easy Groups. The Company on February 26, 2007 filed a Form 8-K filed with the Commission stating the recession agreement between the Registrant and Easy Groups. (See “Recession of Easy Groups” below.)

In April 2007, the Company completed the acquisition of FullCo Limited, a limited liability company organized under the laws of Hong Kong (“FullCo”), pursuant to an Exchange Agreement among the Company and FullCo (See “Acquisition of FullCo” below).

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

Disposition of REF

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

Disposition of 360House

In December 2003, as stated above, the Company unwound the acquisition of 360House with its shareholders through settlement agreements. In these agreements, the Company returned all shares it had received from 360House and 360House returned the 1,000,000 shares of stock in the Company.

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

Recession of Easy Groups Limited Exchange Agreement

On February 2, 2007 China Ethanol Corporation and Easy Groups Limited entered into a Rescission Agreement due to Easy Groups being unable to produce audited financial statements on a pro forma basis in the required filings of the annual and quarterly filings.

Easy Groups Limited agreed to deliver to China Ethanol Corporation an aggregate of Forty-Two Million Five Hundred Twenty-Seven Thousand (42,527,000) shares of China Ethanol Corporation’s Common Stock for cancellation and return to the Company’s treasury.

Prior to the Agreement, there was a commitment to issue 42,527,000 shares of China Ethanol Corporation which would have resulted in a total of 56,088,000 shares of common stock outstanding, however, no shares were issued which results in only 13,561,000 shares of common stock issued and outstanding.

Acquisition of FullCo Limited

On April 27, 2007, Easy Groups Limited, a Nevada corporation (the “Registrant” or “Easy Groups”) entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”), FullCo Industrial Limited, a limited liability company incorporated under the laws of the Hong Kong, China (“FullCo”) and each of the shareholders of the FullCo (“FullCo Shareholders”). FullCo is specialized in research and development, production and sale of nanometer level health food, cosmetic, biologic antibacterial disinfecting product, as well as Chinese traditional medicine products. The company obtains the state authentication of high and new technology enterprise and is simultaneously an academician enterprise in the hi-tech zone.

Upon consummation of the Exchange Agreement on the Closing Date, Easy Groups will acquire FullCo by issuing 90,000,000 shares of its common stock (the “Easy Groups Shares”) to the FullCo Shareholders and consultants, and in exchange, FullCo Shareholders shall assign 100% of the outstanding common stock of the FullCo to Easy Groups. As a result of the transactions contemplated under the Exchange Agreement, (1) Easy Groups would acquire the business and operations of the FullCo, and (2) Easy Group’s principal business activities shall consist of the business of FullCo,

In connection with the execution of the Exchange Agreement, Easy Groups, FullCo and Xi’an Landway are entering into a Guarantee and Assumption Agreement (“Guarantee Agreement”), under which the FullCo and Xi’an Landway shall agree to be jointly and severally liable with FullCo and the FullCo Shareholders for each and every obligation and liability of FullCo and the FullCo Shareholders under the Exchange Agreement as if it were a party to the Exchange Agreement.

Easy Group’s completion of the transactions contemplated under the Exchange Agreement are subject to the satisfaction of certain contingencies including, without limitation, the delivery of U.S. GAAP audited annual, interim reviewed and pro forma financial information of FullCo (on a consolidated basis with the FullCo and Xi’an Landway) acceptable to Easy Groups, compliance with regulatory requirements, and the execution of the Restructuring Agreements. Consummation of the exchange transaction is also conditioned upon, among other things, continued quotation of Easy Group’s common stock on the OTCBB

Business of Company

At this time, the Company has no viable business operations and is searching for business operations that can be incorporated into the Company.

Employees

The Company employs 1 person at the Company's executive offices.

Government Regulation

The Company's business activities are subject only to general governmental regulations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive offices of the Company are located at 2F-B, Xieton Bldg., No. 2 Gaoxin 2 Rd., New and Hi-Tech Industry Zone, Xian, Shaanxi, China.

Item 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock is currently traded in the Pink Sheets under the symbol “CBIU” (formerly “ESYL”). The Company’s stock began trading on November 20, 2000. The following table sets forth, for the respective periods indicated, the high and low quotations, as adjusted for stock splits of the Company’s common stock, as reported by the National Quotation Bureau, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Fiscal 2003	High	Low
Quarter ending December 31, 2002	$3.20	$2.90
Quarter ending March 31, 2003	3.10	2.80
Quarter ending June 30, 2003	3.00	2.80
Quarter ending September 30, 2003	0.80	0.60

Fiscal 2004
Quarter ending December 31, 2003	2.00	0.38
Quarter ending March 31, 2004	0.38	0.20
Quarter ending June 30, 2004	0.20	0.20
Quarter ending September 30, 2004	0.20	0.20

Payment of Dividends

As of the date hereof, the Company has not paid or declared any cash dividends. Future payment of dividends by the Company, if any, is at the discretion of the Board of Directors and will depend, among other criteria, upon the Company’s earnings, capital requirements, and its financial condition as well as other relative factors. Management intends to retain any and all earnings to finance the development of its business, at least in the foreseeable future. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company’s operations.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the fiscal year ended September 30, 2004.

Item 6. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Plan of Operation

At this time, the Company has no viable business operations and is searching for business operations that can be incorporated into the Company. However, the below Results of Operations include all business activities prior to termination of business agreements or the recession of such agreements.

Results of Operations

Revenues

The Company has generated a total of $0 in revenue for the year ended September 30, 2004, compared with revenue of $0 for the year ended September 30, 2003. The lack of revenue is due primarily to the termination of the 360House acquisition and the Company no longer providing TourMaxx services.

Operating Expenses

The Company incurred total operating expenses of $0 for the year September 30, 2004, compared to total operating expenses of $0 for the year ended September 30, 2003. The lack of expenses is primarily due to the termination of the 360House acquisition and the Company no longer providing TourMaxx services.

Net Losses

The Company had a net loss in the amount of $1,068,585 for the year ended September 30, 2004 compared to a net loss of $2,193,025 for the year ended September 30, 2003. The net loss decreased by $1,124,440 due to the Company no longer reporting losses from 360House operations due to the termination of the 360House acquisition and the Company no longer providing TourMaxx services.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash of $0, total current assets of $0, current liabilities of $65,383, and total stockholders' equity deficit of $65,383. The Company experienced negative cash flow from operations during the fiscal year ended September 30, 2004 of $673,840 which was met by investor capital contributions. With the discontinued operations the Company is now considered to be again in the development stage. The Company expects to continue to experience negative cash flow until it is able to acquire or develop substantial operations.

The Company will continue to have the need for infusions of capital. To date, the Company has met its working capital needs through payments under subscription agreements or contributed capital and anticipates that such payments will continue over the next several months. Additional investor capital infusions will result in greater dilution to the existing shareholders. Therefore, future equity contributions may depend, to some extent, on results of acquiring or developing operations. There can be no assurance that the Company will be able to attract new investors or that the current venture investors will continue to fund operations. In such event as the loss of current funding there is no assurance that the Company will be able to locate a source of capital, or on terms acceptable to the Company or to reduce costs sufficient to maintain the operations of the Company at its current level.

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

Item 7. Financial Statements

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Bionanometer Industries Corporation
(Formerly Easy Group Limited F/K/A Xvarient)

We have audited the accompanying balance sheet of China Bionanometer Industries Corporation as of September 30, 2004, and the related statements of operations, stockholders' equity and cash flows through September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide. a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Bionanometer Industries Corporation as of September 30, 2004 and the results of its operations and its cash flows through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a stockholders deficit and negative working capital along with accumulated losses which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates Chartered
Las Vegas, Nevada
October 15, 2007

2675 S. Jones Blvd. Suite 109. Las Vegas. NV 89146 (702) 253-7499 Fax (702) 253-7501

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Xvariant, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Xvariant, Inc. and Subsidiaries as of September 30, 2003 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xvariant, Inc. and Subsidiaries as of September 30, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the September 30, 2003 consolidated financial statements, the Company has a stockholders’ deficit and negative working capital along with cumulative loses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3 to the September 30, 2003. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
May 3, 2004

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Balance Sheets

ASSETS

	September 30,
	2004	2003
Current Assets
Cash	$-	$-
Accounts Receivable - Net	-	-

Total Current Assets	-	-

Net Assets of Discontinued Operations	-	143,637

Total Assets	$-	$143,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$64,306	$-
Net Liabilities of Discontinued Operations	1,077	1,145,755

Total Current Liabilities	65,383	1,145,755

Total Liabilities	65,383	1,145,755

Stockholders' Equity
Common Stock, $0.001 par value, 50,000,000 shares
authorized; 13,561,000 shares issued and outstanding
September 30, 2004 and September 30, 2003,
respectively	13,561	13,561

Paid in Capital	3,975,633	3,990,193

Accumulated Deficit	(4,054,577)	(5,005,872)

Total Stockholders' Equity	(65,383)	(1,002,118)

Total Liabilities and Stockholders' Equity	$-	$143,637

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Operations

	Year Ended September 30,
	2004	2003
Revenue, net	$-	$-
Cost of Sales	-	-

Gross Margin	-	-

Operating Expenses
General and Administrative	-	-
Advertising	-	-
Depreciation and Amortization	-	-

Total Operating Expenses	-	-

Loss From Operations	-	-

Extraordinary Items:
Discontinued Operations	(346,914)	(2,193,025)
Loss on Disposal of Discontinued Operations	(721,671)	-

Total other Income (Expense)	(1,068,585)	(2,193,025)

Net (Loss)	(1,068,585)	(2,193,025)

Basic and Diluted
(Loss) per Share
Continuing Operations	$0.00	$0.00
Discontinued Operations	$0.08	$0.16

Weighted Average
Number of Shares	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION

(F/K/A Easy Groups Limited)

Consolidated Statement of Stockholders' Equity/(Deficit)

	Common Stock		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity
Balance, October 1, 2002	13,561,100	$13,561	$3,914,491	$(425,540)	$(2,812,847)	689,665

Payment received on
common stock subscription	-	-	(12,600)	425,540	-	412,940
Stock option expense	-	-	88,302	-	-	88,302

Net (Loss)					(2,193,025)	(2,193,025)

Balance, September 30, 2003	13,561,100	13,561	3,990,193	-	(5,005,872)	(1,002,118)

Dissolution of Acquisition	-	-	(688,400)	-	2,019,880	1,331,480
Contributed Capital	-	-	673,840	-	-	673,840

Net (Loss)					(1,068,585)	(1,068,585)

Balance, September 30, 2004	13,561,100	$13,561	$3,975,633	$-	$(4,054,577)	$(65,383)

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2004	2003
Operating Activities
Net Income (Loss)	$(1,068,585)	$(2,193,025)
Adjustments to reconcile net income (Loss):
Stock issued for services	-	88,302
Depreciation	30,232	105,064
Gain on Forgiveness of debt	-	(20,566)
Disposal of Subsidiary	1,331,480	-
Bad Debt Expense	-	65,755
Impairment of goodwill	-	1,068,047
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	96,156	(56,250)
Increase (Decrease) in Accounts Payable	(398,437)	156,272
Increase (Decrease) in Payable -Related Party	(320,600)	146,899
Increase (Decrease) in Deferred Revenue	(12,637)	(1,788)
Increase (Decrease) in Accrued Liabilities	(303,040)	-
Increase (Decrease) in Capital Leases	(3,164)	(27,381)

Net Cash (Used) by Operating Activities	(648,595)	(668,671)

Investing Activities
Disposal/(Purchase) of Equipment	16,113	(10,038)

Cash (used) in Investing Activities	16,113	(10,038)

Financing Activities
Proceeds/(Repayment) Notes -Related Parties		(73,314)
Contributed Capital	673,840	299,540
Increase/(Decrease) in Cash Overdraft	(42,494)	35,552
Proceeds from Sale of Common Stock	-	412,940

Cash provided by financing	631,346	674,718

Net Increase (Decrease) in Cash	(1,136)	(3,991)
Cash, Beginning of Period	1,136	5,127

Cash, End of Period	$-	$1,136
Supplemental Information
Taxes	$-	$-
Interest	$33,461	$17,733

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Group Limited)

Notes to the Consolidated Financial Statements
(September 30, 2004 and 2003)

NOTE 1- ORGANIZATION AND BUSINESS ACTIVITY

China Bionanometer Industries Corporation (The Company) was incorporated under the laws of the state of Nevada on October 24, 1996, under the name Almost Country Productions, Inc. and changed its name to Xvariant, Inc. (Xvariant) in August, 2001 and subsequent to the period reported on these statements the Company changed its name to China Ethanol Corporation on August 28, 2006 and finally to Easy Groups Limited on November 17, 2006.

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

The Company was engaged in the development of technology and Internet services targeted at the real estate industry and were considered to be in the development stage through December 31, 2001. The Company began substantial operations in January 2002 with the acquisition of 360house and became an operating company during the year ended September 30, 2003.

The consolidated financial statements include Xvariant and its wholly owned subsidiaries, Real Estate Federation, Inc. however, with the dissolution of the acquisition of 360House.com, Inc., the financials have been reclassified to remove the activity of 360House.com, Inc. All significant intercompany accounts and transactions have been eliminated.

Effective August 28, 2006 the Company filed a Certificate of Amendment with the State of Nevada to change its name from XVARIANT, INC. to China Ethanol Corporation.

On November 27, 2006 the Company filed a Certificate of Amendment with the State of Nevada to change its name from China Ethanol Corporation to Easy Groups Limited.

Subsequent to September 30, 2004 the Company reentered the development state.

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

f. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended September 30, 2004 and 2003, the Company expensed $0 and $0 respectively.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $4,054,577 at September 30, 2004, and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 4 - ASSET PURCHASE

During November 2001, pursuant to an asset purchase agreement, the Company issued, to an unrelated entity, 450,000 shares of its common stock and agreed to issue up to an additional 600,000 in the form of a warrant with a term of 10 years exercisable at $2.00 per share. The exercise of the warrants is contingent upon gross revenue derived from the assets purchased as follows:

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

NOTE 5 - DISSOLUTION OF BUSINESS COMBINATION AND DISCONTINUED OPERATIONS

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

The condensed financial statements of the discontinued operations follow:

BALANCE SHEETS

ASSETS
	September 30,
	2004		2003
Cash	$-	$	,136
Accounts Receivable - Net	-		6,156
Property and Equipment, Net	-		46,345

Net Assets of Discontinued Operations	$-		$43,637
LIABILITIES

Trade accounts payable and accrued expenses	$4,306		$62,743
Cash Overdraft	-		42,494
Payable-related party	-		20,600
Deferred revenue	-		12,637
Short-term obligations			303,040
Capital leases	1,077		4,241

Net Liabilities of Discontinued Operations	$5,383	$	,145,755

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2004	2003

Revenue	$277,338	$2,941,802

Operating Expenses:
General and Administrative	606,810	3,383,115
Sales and Marketing	7,208	1,649,481
Depreciation and amortization	30,232	105,064

Total Operating Expenses	644,250	5,137,660

Loss From Operations	(366,912)	(2,195,858)

Total other Income (Expense)	(701,673)	2,833

Net (Loss)	$(1,068,585)	$(2,193,025)

Basic and Diluted
(Loss) per Share	$(0.08)	$(0.16)

Weighted Average
Number of Shares	13,561,100	13,561,100

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2004, a related party forgave operational advances to the Company in the amount of $673,840 including accrued interest and was reclassified from notes payable to contributed capital.

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

Future minimum lease payments under capital and operating leases are as follows:

Year ending September 30,	Capital Leases	Operating Leases
2003	$2,561	$55,391
2004	-	4,616
Thereafter	-	-
Total minimum lease payments	$2,561	$60,007
Less amount representing interest	94
Present value of net minimum lease payments	2,467
Less current maturities	2,467
	$-

NOTE 8 - COMMON STOCK TRANSACTIONS

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

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

As of September 30, 2004 none of the contingent requirements related to the above warrants and options were meet. Accordingly, the company has treated both options and warrants as having been cancelled and no longer outstanding.

Note 10  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 146-150 and their effect on the Company.

SFAS 146     Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147     Acquisitions of Certain Financial Institutions – an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No. 9. This statement is applicable for acquisition on or after October 1, 2002.

SFAS 148    Accounting for Stock-Based Compensation – Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149     Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150     Financial Instruments with Characteristics of both Liabilities and Equity

This statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)
Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 11- SUBSEQUENT EVENTS

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

On June 20, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its name from Easy Groups Limited to China Bionanometer Industries Corporation.

Subsequent to September 30, 2004 the Company reentered the development state.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

This Form 10-KSB is being filed in the name of Xvariant, Inc. On August 28, 2006, Xvariant, Inc. changed its name to China Ethanol Corporation. On November 17, 2006, China Ethanol Corporation changed its name to Easy Groups Limited. On June 20, 2007, Easy Groups Limited changed its name to China Bionanometer Industries Corporation.

On February 26, 2007 the Registrant filed a Form 8-K with the Commission stating that on February 2, 2007 the Company signed a Rescission Agreement between Easy Groups Limited and China Ethanol Corporation.

On June 22, 2007, the Registrant filed a Form 8-K with the Commission stated that on April 27, 2007 the Company signed an Exchange Agreement between Easy Groups Limited and FullCo Limited.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following table sets forth (i) the names of the executive officers, (ii) their ages as of the date of this Form 10-KSB and (iii) the capacities in which they serve Xvariant, Inc. (N/K/A China Bionanometer Industries Corporation):

Name	Age	Position	Officer Since
Reed Benson*	60	Chief Executive Officer,	2001
		Chief Financial Officer and
		Director

Reed L. Benson was appointed Chief Executive Officer, President and a Director of the Company on October 12, 2001. On November 15, 2002, he resigned as President, but continues to serve the Company as a Director and as Chief Executive Officer and Chief Financial Officer. From October 1, 2003 to the present he has been employed by Broadcast International, Inc., a public company, as Vice President, General Counsel and Secretary. Since January 1, 2007 he has also served as Chief Financial Officer for BroadcastMr. Benson is President of Applied Technology Consultants, Inc., which had a consulting contract with the Registrant (See “Item 12. Certain Relationships and Related Transactions”) Mr. Benson is a licensed attorney in the State of Utah. He received his J.D. degree, from the University of Utah in 1976.

* (Note: As of the current date of this filing, October 3, 2007, Mr. Reed Benson has resigned as part of the management of the Registrant. However, Mr. Benson was the sole member of Management at the end of the fiscal year September 30, 2004. The Registrant filed a Form 8-K with the Commission on June 22, 2007 stating the new management of the Company. The new management is signing on behalf of the Company in regards to this filing.)

(a) Significant Employees

Other than our officers, there are no employees who are expected to make a significant contribution to our corporation.

(b) Family Relationships

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. There are no family relationships among our officers, directors, or persons nominated for such positions.

(c) Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Code of Ethics

The Company is in the process of preparing a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of Xvariant's Chief Executive Officer and the other officers who were executive officers as of September 30, 2004 and whose total annual salary and bonuses exceeded $100,000 for the three fiscal years ended September 30, 2004.

Summary Compensation Table

	Annual Compensation			Compensation Awards
Name and Principal Position	Fiscal Year Ended September 30	Salary Compensation		Securities Underlying Bonus	Options

Reed Benson	2004	$--		$--	--
Chief Executive Officer	2003	--		--	--
Chief Financial Officer	2002	--	(1)		500,000	(2)

(1) Does not reflect consulting fees earned by Applied Technology Consultants, Inc., of which Mr. Benson is an officer and director, under a consulting agreement providing for a $5,000 per month consulting fee and other consideration none of which was paid during the fiscal year. (See Item 12 of Form 10-KSB filed with the Commission on January 29, 2003).

(2) Exercisable at $1.09 per share. (See Item 5 of Form 10-KSB filed with the Commission on January 29, 2003).

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the common stock of the Company, as of September 30, 2004, by each director, current executive officer and executive officer named in the Summary Compensation Table appearing above, and each person who, to the knowledge of the Company, owned beneficially more than 5% of the Company's common stock.

Beneficial Ownership

Beneficial Owner	Amount of and Nature of Beneficial Ownership (1)		Percent of Total (2)

Calico, Ltd. PO Box 267 Leeward Highway Providenciales Turks and Caicos Islands	6,200,000	Direct	45.7%

Reed L. Benson (3) CEO and Director 57 West 200 South, Ste. 550 Salt Lake City, Utah 84101	1,162,050	Direct (3)	8.4%

All current directors, current executive officers and former executive officers as a group (1 persons)	1,162,050		8.4%

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

(2) Applicable percentage of ownership for the officers and directors is based on 14,061,100 shares of common stock, which were outstanding on September 30, 2004, and which includes 500,000 shares held by such officer and director which may be acquired upon exercise of currently exercisable options.

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

Employment Contracts and Termination of Employment and Change of Control Arrangements

Mr. Reed L. Benson, CEO, is not a salaried employee of the Company, and is not compensated directly by the Company. He is President of Applied Technology Consultants, Inc. ("ATC"), which had a consulting agreement with the Company requiring payments of $5,000 per month. The Company currently owes ATC approximately $320,600 under the consulting agreement. Mr. Benson may derive compensation from ATC and indirectly from the Company at such time as the Company is able to pay the amount owed to ATC. No amounts were paid during the fiscal year under the consulting agreement. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

The Company's wholly owned subsidiary, 360House.com, Inc. ("360House") has entered into employment agreements with Messrs. Jones and Evans which provide for significant benefits. Each of the employment agreements provides for a term that expires January 31, 2007 and for a monthly salary of $10,000, with a bonus equal to 12.5% of the net profits of 360House paid quarterly. If their employment is terminated by the Company without cause, they are entitled to termination benefits for the remainder of the contractual term equal to their base salary for such period. The employment agreements have been mutually terminated.

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

Board Meetings

During the year ended September 30, 2004, no formal meetings were held.

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1
Stock Purchase Agreement between Almost Country Productions, Inc. (N/K/A Easy Groups Limited, formerly Xvariant, Inc.) and the Shareholders of Real Estate Federation, Inc. (“REF”) dated March 9, 2001 (Exhibit 2.1 to Form 8-K/A filed with the Commission on June 1, 2001)

2.2	Stock Exchange Agreement between Xvariant, Inc. and 360House.com, Inc. dated as of January 29, 2002 (Exhibit 2.1 to Form 8-K filed with the Commission on February 6, 2002)

2.3	Stock Exchange Agreement between China Ethanol Corporation and Easy Groups Limited dated September 29, 2006 (Exhibit 10.1 to Form 8-K filed with the Commission on November 11, 2006)

2.4	Stock Exchange Agreement between Easy Groups Limited and FullCo Industrial Limited dated April 27, 2007 (Exhibit 2.1 to Form 8-K filed with the Commission on June 22, 2006)

3.1	Articles of Incorporation filed with the Nevada Secretary of State on October 24, 1996 (Exhibit 3.1 to Registration Statement on Form 10-SB filed with the Commission on December 2, 1999.)

3.2	Bylaws (Exhibit 3.2 to Registration Statement on Form 10-SB filed with the Commission on December 2, 1999.)

10.1	Separation Agreement with Thomas Wright dated October 11, 2001 (Exhibit 10.1 to Form 8-K filed with the Commission on November 7, 2001)

10.2	Separation Agreement with Carter Knapp dated October 11, 2001 (Exhibit 10.2 to Form 8-K filed with the Commission on November 7, 2001)

10.3	Separation Agreement with Rick Craig dated October 11, 2001 (Exhibit 10.3 to Form 8-K filed with the Commission on November 7, 2001)

10.4	Asset Purchase Agreement by and between Xvariant, Inc. and Bid Trac, Inc. (Exhibit 10.1 to Form 10-KSB filed with the Commission on January 15, 2002)

10.5	Common Stock Warrant (Exhibit 10.2 to Form 10-KSB filed with the Commission on January 15, 2002)

10.6	Recession Agreement between China Ethanol Corporation and Easy Groups Limited (Exhibit 10.1 to Form 8-K filed with the Commission on February 26, 2007)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32	Certificate pursuant to 18 U.S.C. ss. 1350 for Reed Benson, Chief Executive Officer (filed herewith)

(b) Reports on Form 8-K.

No Form 8-Ks were filed for the fiscal year 2004.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed by HJ and Associates, LC (“HJ”), the former independent auditor of the Company and Moore & Associates (“Moore”), the current independent auditors for the Company, for professional services rendered for the year ended September 30, 2004:

	HJ	Moore
Service	2004	2004
Audit Fees	$3,785	$3,250

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$3,785	$3,250

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in Audit Fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by our independent auditors and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XVARIANT, INC

/s/ Wang Wen’geng
Wang Wen’geng, Chief Executive Officer (Principal executive officer)

.

/s/ Xiang Qin
Xiang Qin, Chief Financial Officer (Principal financial officer)

Dated: October 12, 2007