Form 10QSB
period 2004-12-31
XVARIANT INC
filed 2007-10-19
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number 000-28339

CHINA BIONANOMETER INDUSTRIES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	000-28339
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2F-B, Xieton Bldg. No. 2 Gaoxin 2 Rd. New and Hi-Tech Industry Zone Xian, Shaanxi, China	710000
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 86-29-8837-2530

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2004 was 13,561,000 shares, all of one class of $0.001 par value Common Stock. As of October 17, 2007, there are 103,561,000.

CHINA BIONANOMETER INDUSTRIES CORPORATION
FORM 10-QSB
Quarter Ended December 31, 2005

TABLE OF CONTENTS

FINANCIAL INFORMATION

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

PART 1: FINANCIAL INFORMATION

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Balance Sheets
(Unaudited)

ASSETS
		September 30,
	Dec 31,	2004
	2004	(Audited)
Current Assets
Cash	$-	$-
Accounts Receivable - Net	-	-

Total Current Assets	-	-

Net Assets of Discontinued Operations	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$79,243	$64,306
Net Liabilities of Discontinued Operations	1,077	1,077

Total Current Liabilities	80,320	65,383

Total Liabilities	80,320	65,383

Stockholders' Equity
Common Stock,$0.001 par value, 50,000,000 shares
authorized; 13,561 shares issued and outstanding on
December 31, 2004 and September 30, 2004
respectively	13,561	13,561

Paid in Capital	4,005,613	3,975,633

Accumulated Deficit	(4,099,494)	(4,054,577)

Total Stockholders' Equity	(80,320)	(65,383)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2004	2003

Revenue, net	$-	$-
Cost of Sales	-	-

Gross Margin	-	-

Operating Expenses
General and Administrative	-	-
Advertising	-	-
Depreciation and Amortization	-	-

Total Operating Expenses	-	-

Loss From Operations	-	-

Extraordinary Items:
Discontinued Operations	(44,917)	(744,438)
Loss on Disposal of Discontinued Operations	-	-

Total other Income (Expense)	(44,917)	(744,438)

Net (Loss)	$(44,917)	$(744,438)

Basic and Diluted
(Loss) per Share
Continuing Operations	$0.00	$0.00
Discontinued Operations	0.08	0.16

Weighted Average
Number of Shares	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statement of Stockholders' Equity/(Deficit)
(Unaudited)

	Common Stock		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity

Balance, October 1, 2002	13,561,100	$13,561	$3,914,491	$(425,540)	$(2,812,847)	689,665

Payment received on
common stock subscription	-	-	(12,600)	425,540	-	412,940
Stock option expense	-	-	88,302	-	-	88,302

Net (Loss)					(2,193,025)	(2,193,025)

Balance, September 30, 2003	13,561,100	13,561	3,990,193	-	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)		2,019,880	1,331,480
Contributed Capital			673,840			673,840

Net (Loss)					(1,068,585)	(1,068,585)

Balance, September 30, 2004	13,561,100	$13,561	$3,975,633	$-	$(4,054,577)	$(65,383)

Contributed Capital	-	-	29,980	-	-	29,980

Net (Loss)					(44,917)	(44,917)

Balance, December 31, 2004	13,561,100	$13,561	$4,005,613	$-	$(4,099,494)	$(80,320)

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended
December 31,
	2004	2003
Operating Activities
Net Income (Loss)	$(44,917)	$(744,438)
Adjustments to reconcile net income (Loss):
Discontinued Operations	44,917	744,438
Depreciation	-	-
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	-	-
Increase (Decrease) in Accounts Payable	-	-
Increase (Decrease) in Accrued Liabilities	-	-

Net Cash (Used) by Operating Activities	-	-

Investing Activities
Disposal/(Purchase) of Equipment	-	-

Cash (Used) in Investing Activities	-	-

Financing Activities
Proceeds from Sale of Common Stock	-	-

Cash provided by financing	-	-

Net Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Information
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Group Limited)

Notes to the Unaudited Consolidated Financial Statements
(December 31, 2004 and September 30, 2004)

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

Subsequent to December 31, 2004 the Company reentered the development state.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $4,099,494 at December 31, 2004, and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

During December 2003 the company dissolved the acquisition of 360House because performance was not at the expected level. Because of the prior impairment of goodwill the dissolution resulted in a net gain on dissolution of $1,331,480 as a result of the following equity adjustments:

Paid in Capital
Before Dissolution	$3,990,193
Adjustment	(688,400)
Adjusted Paid in Capital	$3,301,793

Accumulated Deficit
Before Dissolution	$(5,005,872)
Adjustment	2,019,880
Adjusted Paid in Capital	$(2,985,992)

Adjustment to Paid in Capital	$(688,400
Adjustment to Accumulated Deficit	2,019,880

Gain on dissolution	$1,331,480

The condensed financial statements of the discontinued operations follow:

BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2004	2004
Cash	$-	$-
Accounts Receivable - Net	-	-
Property and Equipment, Net	-	-

Net Assets of Discontinued Operations	$-	$-

LIABILITIES

Trade accounts payable and accrued expenses	$79,243	$64,306
Capital leases	1,077	1,077

Net Liabilities of Discontinued Operations	$80,320	$65,383

STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2004	2003

Revenue	$5,922	$67,953

Operating Expenses:
General and Administrative	49,519	68,878
Sales and Marketing	-	6,687
Depreciation and amortization	1,320	15,305

Total Operating Expenses	50,839	90,870

Loss From Operations	(44,917)	(22,917)

Total other Income (Expense)	-	(721,521)

Net (Loss)	$(44,917)	$(744,438)

Basic and Diluted
(Loss) per Share	$(0.00)	$(0.05)

Weighted Average
Number of Shares	13,561,100	13,561,100

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

The Company received $29,980 contributed capital during the three months ended December 31, 2004.

NOTE 9 - STOCK OPTIONS AND WARRANTS

As of September 30, 2004 none of the contingent requirements related to outstanding warrants and options were not meet. Accordingly, the company has treated both options and warrants as having been cancelled and no longer outstanding.

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

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No. 9. This statement is applicable for acquisition on or after October 1, 2002.

SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure

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

Subsequent to December 31, 2004 the Company reentered the development state.

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

Results of Operations for the three months ended December 31, 2004 and December 31, 2003

Revenues. The Company generated $0 in revenue during the three months ended December 31, 2004. During the same three-month period in 2003, the Company generated revenue of $0. The lack of revenue is primarily due to the disposal of its subsidiary 360 House.

Operating Expenses. Operating expenses for the three months ended December 31, 2004 was $0 compared to $0 for the three months ended December 31, 2003. The lack of operating expenses is due primarily to the disposal of its subsidiary 360 House.

During the three months ended December 31, 2004, the Company had a net loss of $44,917 compared to a net loss of $744,438 for the three months ended December 31, 2003. The decrease in net loss results primarily from the write off of the investment in 360House as described above.

Liquidity and Capital Resources

As of December 31, 2004, the Company had no cash on hand, total current assets of $0, total current liabilities of $80,320 and total stockholder's equity deficit of $80,320 as compared to stockholders' equity deficit of $65,383 at September 30, 2004. With the discontinued operations the Company is now considered to be again in the development stage. The Company expects to continue to experience negative cash flow until it is able to acquire or develop substantial operations.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer Reed Benson, who is also serving as the Chief Financial Officer , performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

This Form 10-QSB filing is being filed in the name of China Bionanometer Industries Corporation. On August 28, 2006, Xvariant, Inc. changed its name to China Ethanol Corporation. On November 17, 2006, China Ethanol Corporation changed its name to Easy Groups Limited. On June 20, 2007, Easy Groups Limited changed its name to China Bionanometer Industries Corporation and obtained a new symbol which is CBIU.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

INDEX TO EXHIBITS
OF
CHINA BIONANOMETER INDUSTRIES CORPORATION

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

China Bionanometer Industries Corporation (Registrant)

/s/ Wang Wen’geng
Wang Wen’geng,
Chief Executive Officer
(Principal executive officer)

Dated: October 18, 2007