Form 10KSB/A
period 2004-09-30
XVARIANT INC
filed 2007-10-31
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
Annual Report on Form 10-KSB/A
(Amendment No. 1)
For the Year Ended September 30, 2004

INDEX

PART I
ITEM 1.	Description of Business	2
ITEM 1B.	Unresolved Staff Comments	6
ITEM 2.	Description of Properties	6
ITEM 3.	Legal Proceedings	6
ITEM 4.	Submission of Matters to a Vote of Security Holders	7

PART II
ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	6
ITEM 6.	Management's Discussion and Analysis or Plan of Operation	7
ITEM 7.	Financial Statements	10
ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
ITEM 8A.	Controls and Procedures	24
ITEM 8B.	Other Information	24

PART III
ITEM 9.	Directors and Executive Officers of the Registrant	25
ITEM 10.	Executive Compensation	26
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
ITEM 12.	Certain Relationships and Related Transactions	28
ITEM 13.	Exhibits and Reports on Form 8-K	28
ITEM 14.	Principal Accountant Fees and Services	29

SIGNATURES		30

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

Employees

The Company employs 2 person at the Company's executive offices.

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

Moore & Associates Chartered
Las Vegas, Nevada
October 15, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

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

HJ & Associates, LLC
Salt Lake City, Utah
May 3, 2004

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Balance Sheets

	September 30,
	2004	2003
ASSETS
Current Assets
Cash	$-	$-
Accounts Receivable - Net	-	-

Total Current Assets	-	-

Net Assets of Discontinued Operations	-	143,637

Total Assets	$-	$143,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$-	$-
Net Liabilities of Discontinued Operations	65,383	1,145,755

Total Current Liabilities	65,383	1,145,755

Total Liabilities	65,383	1,145,755

Stockholders' Equity
Common Stock,$0.001 par value, 50,000,000 shares
authorized; 13,561,100 shares issued and outstanding
September 30, 2004 and September 30, 2003,
respectively	13,561	13,561

Paid in Capital	3,975,633	3,990,193

Accumulated Deficit	(4,054,577)	(5,005,872)

Total Stockholders' Equity	(65,383)	(1,002,118)

Total Liabilities and Stockholders' Equity	$-	$143,637

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Operations

	Year Ended
	September 30,
	2004	2003

Revenue, net	$-	$-
Cost of Sales	-	-

Gross Margin	-	-

Operating Expenses
General and Administrative	-	-
Advertising	-	-
Depreciation and Amortization	-	-

Total Operating Expenses	-	-

Loss From Operations	-	-

Extraordinary Items:
Discontinued Operations	346,914)	2,193,025)
Loss on Disposal of Discontinued Operations	721,671)	-

Total other Income (Expense)	1,068,585)	2,193,025)

Net (Loss)	(1,068,585)	(2,193,025)

Basic and Diluted
(Loss) per Share
Continuing Operations	$0.00	$0.00
Discontinued Operations	$0.08	$0.16

Weighted Average
Number of Shares	13,561,100	13,561,100

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

On March 15, 2001, Xvariant acquired Real Estate Federation, Inc. ("REF") in a transaction recorded as a recapitalization of REF with Xvariant being the legal survivor and REF being the accounting survivor and the operating entity.REF was established to provide technology for the real estate market that enhances the use of the Internet in the home-buying process. The technology allows potential homebuyers to search for real estate properties from all participating real estate brokers' listings. REF had a wholly owned subsidiary, Xvariant, Inc. (a Utah corporation) which designed web sites for real estate brokers along with other real estate related services. Xvariant (the Utah corporation) was disposed of in October 2001.

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

Subsequent to September 30, 2004 the Company reentered the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a September 30, year-end. 360House has a December 31, year end with the accompanying consolidated financial statements including the results of financial position and results of operations of 360House as of and for the nine months ended September 30, 2002 which approximates the period from the date of its acquisition by Xvariant.

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

During December 2003 the company dissolved the acquisition of 360House because performance was not at the expected level. Because of the prior impairment of goodwill the dissolution resulted in a net gain on dissolution of $1,331,480 as a result of the following equity adjustments:

Paid in Capital
Before Dissolution	$3,990,193
Adjustment	(688,400)
Adjusted Paid in Capital	$3,301,793

Accumulated Deficit
Before Dissolution	$(5,005,872)
Adjustment	2,019,880
Adjusted Paid in Capital	$(2,985,992)

Adjustment to Paid in Capital	$(688,400
Adjustment to Accumulated Deficit	2,019,880

Gain on dissolution	$1,331,480

BALANCE SHEETS

The condensed financial statements of the discontinued operations follow:

	September 30,
	2004	2003
ASSETS
Cash	$-	$1,136
Accounts Receivable - Net	-	96,156
Property and Equipment, Net	-	46,345

Net Assets of Discontinued Operations	$-	$143,637

LIABILITIES

Trade accounts payable and accrued expenses	$64,306	$462,743
Cash Overdraft	-	42,494
Payable-related party	-	320,600
Deferred revenue	-	12,637
Short-term obligations		303,040
Capital leases	1,077	4,241

Net Liabilities of Discontinued Operations	$65,383	$1,145,755

STATEMENTS OF OPERATIONS

	Year Ended
	September 30,
	2004	2003

Revenue	$277,338	$2,941,802

Operating Expenses:
General and Administrative	606,810	3,383,115
Sales and Marketing	7,208	1,649,481
Depreciation and amortization	30,232	105,064

Total Operating Expenses	644,250	5,137,660

Loss From Operations	(366,912)	(2,195,858)

Total other Income (Expense)	(701,673)	2,833

Net (Loss)	$(1,068,585)	$(2,193,025)

Basic and Diluted
(Loss) per Share	$(0.08)	$(0.16)

Weighted Average
Number of Shares	13,561,100	13,561,100

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

Note 10 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Subsequent to September 30, 2004 the Company reentered the development stage.

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

Summary Compensation Table

	Annual Compensation		Compensation Awards
Name and Principal Position	Fiscal Year Ended September 30	Salary Compensation	Securities Underlying Bonus	Options
Reed Benson	2004	$—	$—	—
Chief Executive Officer
Chief Financial Officer	2003	—	—	—
	2002	— (1)	500,000(2)

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

Beneficial Ownership

	Amount of and Nature of
Beneficial Owner	Beneficial Ownership (1)	Percent of Total (2)	Total (2)
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

/s/ Wang Wen’geng
Wang Wen’geng, Chief Executive Officer
(Principal executive officer)

/s/ Xiang Qin
Xiang Qin, Chief Financial Officer
(Principal financial officer)

Dated: October 26, 2007