Form 10QSB
period 2005-06-30
XVARIANT INC
filed 2007-11-13
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of June 30, 2005 was 13,561,000 shares, all of one class of $0.001 par value Common Stock. As of October 25, 2007, there are 103,561,000.

CHINA BIONANOMETER INDUSTRIES CORPORATION
FORM 10-QSB
Quarter Ended June 30, 2005

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

PART 1: FINANCIAL INFORMATION

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Balance Sheets
(Unaudited)

ASSETS
	June 30,	September 30,
	2005	2004
		(Audited)
Current Assets
Cash	$-	$-
Accounts Receivable - Net	-	-

Total Current Assets	-	-

Net Assets of Discontinued Operations	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$101,934	$64,306
Net Liabilities of Discontinued Operations	1,077	1,077

Total Current Liabilities	103,011	65,383

Total Liabilities	103,011	65,383

Stockholders' Equity
Common Stock, $0.001 par value, 50,000,000 shares authorized; 13,561,100 shares issued and outstanding On June 30, 2005 and September 30, 2004 respectively	13,561	13,561

Paid in Capital	4,020,613	3,975,633

Accumulated Deficit	(4,137,185)	(4,054,577)

Total Stockholders' Equity	(103,011)	(65,383)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Operations
(Unaudited)

	For Nine Months Ended		For Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue, net	$-	$-	$-	$-
Cost of Sales	-	-	-	-

Gross Margin	-	-	-	-

Operating Expenses
General and Administrative	-	-	-	-
Advertising	-	-	-	-
Depreciation and Amortization	-	-	-	-

Total Operating Expenses	-	-	-	-

Loss From Operations	-	-	-	-

Extraordinary Items:
Discontinued Operations	(82,608)	(217,053)	30,762	76,392
Loss on Disposal of
Discontinued Operations	-	(721,521)	-	-

Total other Income (Expense)	(82,608)	(938,574)	30,762	76,392

Net (Loss)	$(82,608)	$(938,574)	$30,762	$76,392

Basic and Diluted
(Loss) per Share
Continuing Operations	$0.00	$0.00	$0.00	$0.00
Discontinued Operations	(0.01)	(0.07)	0.00	0.01

Weighted Average
Number of Shares	13,561,100	13,561,100	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statement of Stockholders' Equity/(Deficit)
(Unaudited)

	Common Stock		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity

Balance, October 1, 2002	13,561,100	$13,561	$3,914,491	$(425,540)	$(2,812,847)	689,665

Payment received on common stock subscription	-	-	(12,600)	425,540	-	412,940
Stock option expense	-	-	88,302	-	-	88,302

Net (Loss)					(2,193,025)	(2,193,025)

Balance, September 30, 2003	13,561,100	13,561	3,990,193	-	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)		2,019,880	1,331,480
Contributed Capital			673,840			673,840

Net (Loss)					(1,068,585)	(1,068,585)

Balance, September 30, 2004	13,561,100	$13,561	$3,975,633	$-	$(4,054,577)	$(65,383)

Contributed Capital	-	-	44,980	-	-	44,980

Net (Loss)					(82,608)	(82,608)

Balance, June 30, 2005	13,561,100	$13,561	$4,020,613	$-	$(4,137,185)	$(103,011)

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended
June 30,
	2005	2004
Operating Activities
Net Income (Loss)	$(82,608)	$(938,574)
Adjustments to reconcile net income (Loss):
Discontinued Operations	82,608	938,574
Depreciation	-	-
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	-	-
Increase (Decrease) in Accounts Payable	-	-
Increase (Decrease) in Accrued Liabilities	-	-

Net Cash (Used) by Operating Activities	-	-

Investing Activities
Disposal/(Purchase) of Equipment	-	-

Cash (Used) in Investing Activities	-	-

Financing Activities
Advances from Related Parties	-	-
Contributed Capital	-	-
Proceeds from Sale of Common Stock	-	-

Cash provided by financing	-	-

Net Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Information
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Group Limited)

Notes to the Unaudited Consolidated Financial Statements
(June 30, 2005 and September 30, 2004)

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

Subsequent to June 30, 2005 the Company reentered the development state.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $4,137,185 at June 30, 2005, and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

During December 2003 the company dissolved the acquisition of 360House because performance was not at the expected level. Because of the prior impairment of goodwill the dissolution resulted in a net gain on dissolution of $1,331,480 as a result of the following equity adjustments:

Paid in Capital
Before Dissolution	$3,990,193
Adjustment	(688,400)
Adjusted Paid in Capital	$3,301,793

Accumulated Deficit
Before Dissolution	$(5,005,872)
Adjustment	2,019,880
Adjusted Paid in Capital	$(2,985,992)

Adjustment to Paid in Capital	$(688,400
Adjustment to Accumulated Deficit	2,019,880

Gain on dissolution	$1,331,480

The condensed financial statements of the discontinued operations follow:

BALANCE SHEETS

ASSETS

	June 30,	September 30,
	2005	2004
Cash	$-	$-
Accounts Receivable - Net	-	-
Property and Equipment, Net	-	-

Net Assets of Discontinued Operations	$-	$-

LIABILITIES

Trade accounts payable and accrued expenses	$101,934	$64,306
Capital leases	1,077	1,077

Net Liabilities of Discontinued Operations	$103,011	$65,383

STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	June 30,
	2005	2004

Revenue	$5,922	$145,867

Operating Expenses:
General and Administrative	51,883	304,643
Sales and Marketing	-	6,687
Depreciation and amortization	2,427	15,305

Total Operating Expenses	54,310	326,635

Loss From Operations	(48,388)	(180,768)

Total other Income (Expense)	(34,220)	(680,934)

Net (Loss)	$(82,608)	$(861,702)

Basic and Diluted
(Loss) per Share	$(0.01)	$(0.06)

Weighted Average
Number of Shares	13,561,100	13,561,100

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

The Company received $29,980 contributed capital during the three months ended December 31, 2004 and $15,000 contributed capital during the three months ended June 30, 2004.

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

Results of Operations for the six months ended March 31, 2005 and March 31, 2004

Revenues. The Company generated $0 in revenue during the nine months ended June 30, 2005. During the same nine-month period in 2004, the Company generated revenue of $0. The lack of revenue is primarily due to the disposal of its subsidiary 360 House.

Operating Expenses. Operating expenses for the nine months ended June 30, 2005 was $0 compared to $0 for the nine months ended June 30, 2004. The lack of operating expenses is due primarily to the disposal of its subsidiary 360 House.

During the nine months ended June 30, 2005, the Company had a net loss of $82,608 compared to a net loss of $938,574 for the nine months ended June 30, 2004. The decrease in net loss results primarily from the write off of the investment in 360House as described above.

Liquidity and Capital Resources

As of June 30, 2005, the Company had no cash on hand, total current assets of $0, total current liabilities of $103,011 and total stockholder's equity deficit of $103,011 as compared to stockholders' equity deficit of $65,383 at September 30, 2004. With the discontinued operations the Company is now considered to be again in the development stage. The Company expects to continue to experience negative cash flow until it is able to acquire or develop substantial operations.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer Reed Benson, who is also serving as the Chief Financial Officer , performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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