Form 10KSB
period 2005-09-30
XVARIANT INC
filed 2007-11-14
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
OR
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of November 1, 2007 was approximately $38,862,374, using the average between the high and low price per share of $0.68, as reported on the PinkSheets as of such date.

The number of shares of registrant’s common stock outstanding as of November 1, 2007 was 103,561,000.

DOCUMENTS INCORPORATED BY REFERENCE:
None

China Bionanometer Industries Corporation
Annual Report on Form 10-KSB
For the Year Ended September 30, 2005

Special Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

	High	Low
Fiscal 2004
Quarter ending December 31, 2003	$2.00	$0.38
Quarter ending March 31, 2004	0.38	0.20
Quarter ending June 30, 2004	0.20	0.20
Quarter ending September 30, 2004	0.20	0.20

Fiscal 2005
Quarter ending December 31, 2004	0.20	0.15
Quarter ending March 31, 2005	0.12	0.06
Quarter ending June 30, 2005	0.10	0.05
Quarter ending September 30, 2005	0.04	0.04

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the fiscal year ended September 30, 2005.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of China Bionanometer Industries Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

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

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Bionanometer Industries Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of China Bionanometer Industries Corp. (A Development Stage Company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows as of September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Bionanometer Industries Corp. (A Development Stage Company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows as of September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated deficit of $4,122,602 through September 30, 2005 and has limited internal financial resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
November 6, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Balance Sheets
(Audited)

	September 30,
	2005	2004
ASSETS
Current Assets
Cash	$-	$-
Accounts Receivable - Net	-	-

Total Current Assets	-	-

Net Assets of Discontinued Operations	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$-	$64,306
Net Liabilities of Discontinued Operations	-	1,077

Total Current Liabilities	-	65,383

Total Liabilities	-	65,383

Stockholders' Equity
Common Stock,$0.001 par value, 50,000,000 shares authorized; 13,561,100 shares issued and outstanding at September 30, 2005 and 2004 respectively	13,561	13,561

Paid in Capital	4,109,041	3,975,633

Accumulated Deficit	(4,122,602)	(4,054,577)

Total Stockholders' Equity	-	(65,383)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Operations
(Audited)

	Year Ended
	September 30,
	2005	2004

Revenue, net	$-	$-
Cost of Sales	-	-

Gross Margin	-	-

Operating Expenses
General and Administrative	-	-
Advertising	-	-
Depreciation and Amortization	-	-

Total Operating Expenses	-	-

Loss From Operations	-	-

Extraordinary Items:
Discontinued Operations	(68,025)	(1,068,585)
Loss on Disposal of Discontinued Operations	-	-

Total other Income (Expense)	(68,025)	(1,068,585)

Net (Loss)	$(68,025)	$(1,068,585)

Basic and Diluted
(Loss) per Share
Continuing Operations	$0.00	$0.00
Discontinued Operations	0.08	0.16

Weighted Average
Number of Shares	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statement of Stockholders' Equity/(Deficit)
(Audited)

	Common Stock		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity

Balance, October 1, 2003	3,561,100	$13,561	$3,990,193	$-	$(5,005,872)	$(1,002,118)

Dissolution of Acquisition			(688,400)		2,019,880	1,331,480
Contributed Capital			673,840			673,840

Net (Loss)					(1,068,585)	(1,068,585)

Balance, September 30, 2004	13,561,100	13,561	3,975,633	-	(4,054,577)	(65,383)

Contributed Capital			133,408			133,408

Net (Loss)					(68,025)	(68,025)

Balance, September 30, 2005	13,561,100	$13,561	$4,109,041	$-	$(4,122,602)	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Cash Flows
(Audited)

	Year Ended
	September 30,
	2005	2004
Operating Activities
Net Income (Loss)	$(68,025)	$(1,068,585)
Adjustments to reconcile net income (Loss):
Discontinued Operations	-	1,068,585
Depreciation	-	-
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	-	-
Increase (Decrease) in Accounts Payable	(65,383)	-
Increase (Decrease) in Accrued Liabilities	-	-

Net Cash (Used) by Operating Activities	(133,408)	-

Investing Activities
Disposal/(Purchase) of Equipment	-	-

Cash (Used) in Investing Activities	-	-

Financing Activities
Advances from Related Parties	-	-
Contributed Capital	133,408	-
Proceeds from Sale of Common Stock	-	-

Cash provided by financing	133,408	-

Net Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Information
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Group Limited)

Notes to the Audited Consolidated Financial Statements
(September 30, 2005 and 2004)

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

On June 20, 2007 the Company changed its name to China Bionanometer Industries Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting with a September 30 fiscal year-end.

b. Accounts Receivable

The Company has discontinued its operations and has no accounts receivable.

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

g. Revenue Recognition

The Company currently has no sources of revenue.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $4,122,602 at September 30, 2005, and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The Company discontinued operations and is exploring the possibility of purchasing an operating enterprise and will have to rely on the sale of stock or capital contributions from its shareholders to continue as a going concern. However, there can be no assurance that the Company will be able to secure additional debt and equity financing.

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

During December 2003 the company dissolved the acquisition of 360House because performance was not at the expected level. Because of the prior impairment of goodwill the dissolution resulted in a net gain on dissolution of $1,331,480 as a result of the following equity adjustments:

Paid in Capital
Before Dissolution	$3,990,193
Adjustment	(688,400)
Adjusted Paid in Capital	$3,301,793

Accumulated Deficit
Before Dissolution	$(5,005,872)
Adjustment	2,019,880
Adjusted Paid in Capital	$(2,985,992)

Adjustment to Paid in Capital	$(688,400
Adjustment to Accumulated Deficit	2,019,880

Gain on dissolution	$1,331,480

The condensed financial statements of the discontinued operations follow:

BALANCE SHEETS

	September 30,
	2005	2004
ASSETS
Cash	$-	$-
Accounts Receivable - Net	-	-
Property and Equipment, Net	-	-

Net Assets of Discontinued Operations	$-	$-

LIABILITIES

Trade accounts payable and accrued expenses	$-	$64,306
Capital leases	-	1,077

Net Liabilities of Discontinued Operations	$-	$65,383

STATEMENTS OF OPERATIONS

	For Year Ended
	September 30,
	2005	2004

Revenue	$5,922	$145,867

Operating Expenses:
General and Administrative	60,252	304,643
Sales and Marketing	-	6,687
Depreciation and amortization	2,981	15,305

Total Operating Expenses	63,233	326,635

Loss From Operations	(57,311)	(180,768)

Total other Income (Expense)	(10,714)	(680,934)

Net (Loss)	$(68,025)	$(861,702)

Basic and Diluted
(Loss) per Share	$(0.01)	$(0.06)

Weighted Average
Number of Shares	13,561,100	13,561,100

NOTE 5- RELATED PARTY TRANSACTIONS

As of September 30, 2004, a related party forgave operational advances to the Company in the amount of $673,840 including accrued interest and was reclassified from notes payable to contributed capital.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company is authorized 50,000,000 common shares at a $0.001 par value and at September 30, 2003 had issued and outstanding 13,561,100 shares.

During the year ended September 30, 2005 the company received contributed capital in the amount of $133,408 in order to meet its obligations.

NOTE 7 - STOCK OPTIONS AND WARRANTS

As of September 30, 2004 none of the contingent requirements related to outstanding warrants and options were not meet. Accordingly, the company has treated both options and warrants as having been cancelled and no longer outstanding.

NOTE 8 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

On June 20, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its name from Easy Groups Limited to China Bionanometer Industries Corporation

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following table sets forth (i) the names of the executive officers, (ii) their ages as of the date of this Form 10-KSB and (iii) the capacities in which they serve Xvariant, Inc. (N/K/A China Bionanometer Industries Corporation):

Name	Age	Position	Officer Since
Reed Benson*	61	Chief Executive Officer, Chief Financial Officer and Director	2001

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

Summary Compensation Table

	Annual Compensation		Compensation Awards
	Fiscal Year		Securities
	Ended	Salary	Underlying
Name and Principal Position	September 30	Compensation	Bonus	Options
Reed Benson	2005	$—	$—	—
Chief Executive Officer	2004	—	—	—
Chief Financial Officer	2003	—	—	—

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed by Moore & Associates (“Moore”), the independent auditors for the Company, for professional services rendered for the year ended September 30, 2004:

Moore

Service	2005

Audit Fees	$3,250

Audit Related
Fees	-

Tax Fees	-

All Other Fees	-

TOTAL	$3,250

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

Dated: November 13, 2007