Form 10QSB
period 2005-12-31
XVARIANT INC
filed 2007-11-27
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended December 31, 2005
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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 14, 2007, there are 103,561,000.

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

PART 1: FINANCIAL INFORMATION

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Balance Sheets
(Unaudited)

	December 31,	September 30,
	2005	2005
		(Audited)
ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Net Liabilities of Discontinued Operations	$-	$-

Total Liabilities	-	-

Stockholders' Equity
Common Stock: 50,000,000 shares authorized, $0.001 par value; 13,561,100 shares issued and outstanding at December 31, 2005 and September 30, 2005 respectively	13,561	13,561

Paid in Capital	4,124,041	4,109,041

Accumulated Deficit	(4,137,602)	(4,122,602)

Total Stockholders' Equity	-	-

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004

Revenue, net	$-	$-

Operating Expenses
General and Administrative	-	-

Loss From Operations	-	-

Extraordinary Items:
Discontinued Operations	(15,000)	(44,917)

Total Extraordinary Income (Expense)	(15,000)	(44,917)

Net (Loss)	$(15,000)	$(44,917)

Basic and Diluted (Loss) per Share
Continuing Operations	$0.00	$0.00
Discontinued Operations	(0.00)	(0.00)

Weighted Average Number of Shares	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statement of Stockholders' Equity/(Deficit)
(Unaudited)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity

Balance, October 1, 2003	13,561,100	13,561	3,990,193	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)	2,019,880	1,331,480
Contributed Capital			673,840		673,840

Net (Loss)				(1,068,585)	(1,068,585)

Balance, September 30, 2004	13,561,100	13,561	3,975,633	(4,054,577)	(65,383)

Contributed Capital			133,408		133,408

Net (Loss)				(68,025)	(68,025)

Balance, September 30, 2005	13,561,100	13,561	$4,109,041	$(4,122,602)	$-

Contributed Capital	-	-	15,000	-	15,000

Net (Loss)				(15,000)	(15,000)

Balance, December 31, 2005	13,561,100	13,561	$4,124,041	$(4,137,602)	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
Operating Activities
Net Income (Loss)	$(15,000)	$(44,917)
Adjustments to reconcile net income (Loss):
Discontinued Operations	-	44,917
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	-	-
Increase (Decrease) in Accrued Liabilities	-	-

Net Cash (Used) by Operating Activities	(15,000)	-

Investing Activities
Disposal/(Purchase) of Equipment	-	-

Cash (Used) in Investing Activities	-	-

Financing Activities
Contributed Capital	15,000	-

Cash provided by financing	15,000	-

Net Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Information
Taxes	$-	$-
Interest	$851	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Group Limited)

Notes to the Unaudited Consolidated Financial Statements
(December 31, 2005 and September 30, 2005)

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $4,124,041 at December 31, 2005, and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

During December 2003 the company dissolved the acquisition of 360House because performance was not at the expected level. Because of the prior impairment of goodwill the dissolution resulted in a net gain on dissolution of $1,331,480 as a result of the following equity adjustments:

Paid in Capital
Before Dissolution	$3,990,193
Adjustment	(688,400)
Adjusted Paid in Capital	$3,301,793

Accumulated Deficit
Before Dissolution	$(5,005,872)
Adjustment	2,019,880
Adjusted Paid in Capital	$(2,985,992)

Adjustment to Paid in Capital	$(688,400
Adjustment to Accumulated Deficit	2,019,880

Gain on dissolution	$1,331,480

The condensed financial statements of the discontinued operations follow:

BALANCE SHEETS

	Dec 31,	September 30,
	2005	2005
ASSETS

Cash	$-	$-
Accounts Receivable - Net	-	-
Property and Equipment, Net	-	-

Net Assets of Discontinued Operations	$-	$-

LIABILITIES

Trade accounts payable and accrued expenses	$-	$-
Capital leases	-	-

Net Liabilities of Discontinued Operations	$-	$-

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2005	2004

Revenue	$4,162	$5,922

Operating Expenses:
General and Administrative	5,893	38,552
Sales and Marketing	-	-
Depreciation and amortization	-	1,320

Total Operating Expenses	5,893	39,872

Loss From Operations	(1,731)	(33,950)

Total other Income (Expense)	(13,269)	(10,967)

Net (Loss)	$(15,000)	$(44,917)

Basic and Diluted (Loss) per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares	13,561,100	13,561,100

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company is authorized 50,000,000 common shares at a $0.001 par value and at September 30, 2003 had issued and outstanding 13,561,100 shares.

During the year ended September 30, 2005 the company received contributed capital in the amount of $133,408 in order to meet its obligations.

During the 3 months ended December 31, 2005 the company received contributed capital in the amount of $15,000 in order to meet its obligations.

NOTE 6 -  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.
Below is a listing of the most recent accounting standards SFAS 146-150 and their effect on the Company.

NOTE 7- SUBSEQUENT EVENTS

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

Results of Operations for the three months ended December 31, 2005 and December 31, 2004

Revenues. The Company generated $0 in revenue during the three months ended December 31, 2005. During the same three-month period in 2004, the Company generated revenue of $0. The lack of revenue is primarily due to the disposal of its subsidiary 360 House.

Operating Expenses. Operating expenses for the three months ended December 31, 2005 was $0 compared to $0 for the three months ended December 31, 2004. The lack of operating expenses is due primarily to the disposal of its subsidiary 360 House.

During the three months ended December 31, 2005, the Company had a net loss of $15,000 compared to a net loss of $44,917 for the three months ended December 31, 2004. The decrease in net loss results primarily from the write off of the investment in 360House as described above.

Liquidity and Capital Resources

As of December 31, 2005, the Company had no cash on hand, total current assets of $0, total current liabilities of $0 and total stockholder's equity of $0 as compared to stockholders' equity of $0 at September 30, 2005. With the discontinued operations the Company is now considered to be again in the development stage. The Company expects to continue to experience negative cash flow until it is able to acquire or develop substantial operations.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer Reed Benson, who is also serving as the Chief Financial Officer , performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 21, 2007