Form 10QSB
period 2006-06-30
XVARIANT INC
filed 2007-11-27
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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
Quarter Ended June 30, 2006

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

PART 1: FINANCIAL INFORMATION

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Balance Sheets
(Unaudited)

	June 30, 2006	September 30, 2005 (Audited)
ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Net Liabilities of Discontinued Operations	$-	$-

Total Liabilities	-	-

Stockholders' Equity
Common Stock: 50,000,000 shares authorized, $0.001 par value; 13,561,100 shares issued and outstanding at June 30, 2006 and September 30, 2005 respectively	13,561	13,561

Paid in Capital	4,124,041	4,109,041

Accumulated Deficit	(4,137,602)	(4,122,602)

Total Stockholders' Equity	-	-

Total Liabilities and Stockholders' Equity	$-	$-

 The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue, net	$-	$-	$-	$-

Operating Expenses
General and Administrative	-	-	-	-

Loss From Operations	-	-	-	-

Extraordinary Items:
Discontinued Operations	(15,000)	(82,608)	-	30,762

Total Extraordinary Income (Expense)	(15,000)	(82,608)	-	30,762

Net (Loss)	$(15,000)	$(82,608)	$-	$30,762

Basic and Diluted (Loss) per Share
Continuing Operations	$0.00	$0.00	$0.00	$0.00
Discontinued Operations	$(0.00)	$(0.01)	$(0.00)	$0.00

Weighted Average Number of Shares	13,561,100	13,561,100	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statement of Stockholders' Equity/(Deficit)
(Unaudited)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity

Balance, October 1, 2003	13,561,100	13,561	3,990,193	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)	2,019,880	1,331,480
Contributed Capital			673,840		673,840

Net (Loss)				(1,068,585)	(1,068,585)

Balance, September 30, 2004	13,561,100	13,561	3,975,633	(4,054,577)	(65,383)

Contributed Capital			133,408		133,408

Net (Loss)				(68,025)	(68,025)

Balance, September 30, 2005	13,561,100	13,561	$4,109,041	$(4,122,602)	$-

Contributed Capital	-	-	15,000	-	15,000

Net (Loss)				(15,000)	(15,000)

Balance, June 30, 2006	13,561,100	13,561	$4,124,041	$(4,137,602)	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2005
Operating Activities
Net Income (Loss)	$(15,000)	$(82,608)
Adjustments to reconcile net income (Loss):
Discontinued Operations	-	82,608
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	-	-
Increase (Decrease) in Accrued Liabilities	-	-

Net Cash (Used) by Operating Activities	(15,000)	-

Investing Activities
Disposal/(Purchase) of Equipment	-	-

Cash (Used) in Investing Activities	-	-

Financing Activities
Contributed Capital	15,000	-

Cash provided by financing	15,000	-

Net Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Information
Taxes	$-	$-
Interest	$2,222	$34,220

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Group Limited)

Notes to the Unaudited Consolidated Financial Statements
(June 30, 2006 and September 30, 2005)

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $4,137,602 at June 30, 2006, and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

During December 2003 the company dissolved the acquisition of 360House because performance was not at the expected level. Because of the prior impairment of goodwill the dissolution resulted in a net gain on dissolution of $1,331,480 as a result of the following equity adjustments:

Paid in Capital
Before Dissolution	$3,990,193
Adjustment	(688,400)
Adjusted Paid in Capital	$3,301,793

Accumulated Deficit
Before Dissolution	$(5,005,872)
Adjustment	2,019,880
Adjusted Paid in Capital	$(2,985,992)

Adjustment to Paid in Capital	$(688,400
Adjustment to Accumulated Deficit	2,019,880

Gain on dissolution	$1,331,480

The condensed financial statements of the discontinued operations follow:

BALANCE SHEETS

	June 30,	June 30,
	2006	2005
ASSETS
Cash	$-	$-
Accounts Receivable - Net	-	-
Property and Equipment, Net	-	-

Net Assets of Discontinued Operations	$-	$-

LIABILITIES

Trade accounts payable and accrued expenses	$-	$-
Capital leases	-	-

Net Liabilities of Discontinued Operations	$-	$-

STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	June 30,
	2006	2005

Revenue	$6,162	$5,922

Operating Expenses:
General and Administrative	7,999	51,883
Sales and Marketing	-	-
Depreciation and amortization	-	2,427

Total Operating Expenses	7,999	54,310

Loss From Operations	(1,837)	(48,388)

Total other Income (Expense)	(13,163)	(34,220)

Net (Loss)	$(15,000)	$(82,608)

Basic and Diluted (Loss) per Share	$(0.00)	$(0.01)

Weighted Average Number of Shares	13,561,100	13,561,100

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company is authorized 50,000,000 common shares at a $0.001 par value and at September 30, 2003 had issued and outstanding 13,561,100 shares.

During the year ended September 30, 2005 the company received contributed capital in the amount of $133,408 in order to meet its obligations.

During the nine months ended June 30, 2006 the company received contributed capital in the amount of $15,000 in order to meet its obligations.

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

Results of Operations for the NineMmonths ended June 30, 2006 and June 30, 2005.

Revenues. The Company generated $0 in revenue during the nine months ended June 30, 2006. During the same nine-month period in 2005, the Company generated revenue of $0. The lack of revenue is primarily due to the disposal of its subsidiary 360 House.

Operating Expenses. Operating expenses for the nine months ended June 30, 2006 was $0 compared to $0 for the nine months ended June 30, 2005. The lack of operating expenses is due primarily to the disposal of its subsidiary 360 House.

During the nine months ended June 30, 2006, the Company had a net loss of $15,000 compared to a net loss of $82,608 for the nine months ended June 30, 2005. The decrease in net loss results primarily from the write off of the investment in 360House as described above.

Liquidity and Capital Resources

As of June 30, 2006, the Company had no cash on hand, total current assets of $0, total current liabilities of $0 and total stockholder's equity of $0 as compared to stockholders' equity deficit of $0 at September 30, 2005. With the discontinued operations the Company is now considered to be again in the development stage. The Company expects to continue to experience negative cash flow until it is able to acquire or develop substantial operations.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer Reed Benson, who is also serving as the Chief Financial Officer , performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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