Form 10KSB
period 2006-09-30
XVARIANT INC
filed 2008-02-08
CIK 1034764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of December 19, 2007 was approximately $22,860,220, using the average between the high and low price per share of $0.40, as reported on the PinkSheets as of such date.

The number of shares of registrant’s common stock outstanding as of January 22, 2008 was 103,561,000.

DOCUMENTS INCORPORATED BY REFERENCE:
None

China Bionanometer Industries Corporation
Annual Report on Form 10-KSB
For the Year Ended September 30, 2006

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

Fiscal 2005	High	Low
Quarter ending December 31, 2004	$0.20	$0.15
Quarter ending March 31, 2005	0.12	0.06
Quarter ending June 30, 2005	0.10	0.05
Quarter ending September 30, 2005	0.04	0.04

Fiscal 2006
Quarter ending December 31, 2005	0.05	0.01
Quarter ending March 31, 2006	0.01	0.01
Quarter ending June 30, 2006	0.05	0.01
Quarter ending September 30, 2006	0.07	0.05

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the fiscal year ended September 30, 2006.

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

Results of Operations

Revenues

The Company has generated a total of $0 in revenue for the year ended September 30, 2006, compared with revenue of $0 for the year ended September 30, 2005. The lack of revenue is due primarily to the termination of the 360House acquisition and the Company no longer providing TourMaxx services.

Operating Expenses

The Company incurred total operating expenses of $0 for the year September 30, 2006, compared to total operating expenses of $0 for the year ended September 30, 2005. The lack of expenses is primarily due to the termination of the 360House acquisition and the Company no longer providing TourMaxx services.

Net Losses

The Company had a net loss in the amount of $15,000 for the year ended September 30, 2006 compared to a net loss of $68,025 for the year ended September 30, 2005. The net loss decreased by $53,025 due to the Company no longer reporting losses from 360House operations due to the termination of the 360House acquisition and the Company no longer providing TourMaxx services.

Liquidity and Capital Resources

At September 30, 2006, the Company had cash of $0, total current assets of $0, current liabilities of $0, and total stockholders' equity of $0. The Company experienced no cash flow from operations during the fiscal year ended September 30, 2006. With the discontinued operations the Company is now considered to be again in the development stage. The Company expects to continue to experience negative cash flow until it is able to acquire or develop substantial operations.

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

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Bionanometer Industries Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of China Bionanometer Industries Corp. (A Development Stage Company) as of September 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows as of September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Bionanometer Industries Corp. (A Development Stage Company) as of September 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows as of September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated deficit of $4,137,602 through September 30, 2006 and has limited internal financial resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
January 3, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Balance Sheets

	September 30,
	2006	2005
ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Net Liabilities of Discontinued Operations	$-	$-

Total Liabilities	-	-

Stockholders' Equity
Common Stock: 50,000,000 shares authorized,
$0.001 par value; 13,561,100 shares issued
and outstanding at September 30, 2006 and
2005 respectively	13,561	13,561

Paid in Capital	4,124,041	4,109,041

Accumulated Deficit	(4,137,602)	(4,122,602)

Total Stockholders' Equity	-	-

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Operations

	Year Ended
	September 30,
	2006	2005
Revenue, net	$-	$-

Operating Expenses
General and Administrative	-	-

Loss From Operations	-	-

Extraordinary Items:
Discontinued Operations	(15,000)	(68,025)

Total Extraordinary Income (Expense)	(15,000)	(68,025)

Net (Loss)	$(15,000)	$(68,025)

Basic and Diluted (Loss) per Share
Continuing Operations	$0.00	$0.00
Discontinued Operations	(0.00)	(0.01)

Weighted Average
Number of Shares	13,561,100	13,561,100

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statement of Stockholders' Equity/(Deficit)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity
Balance, October 1, 2003	13,561,100	13,561	3,990,193	(5,005,872)	(1,002,118)

Dissolution of Acquisition			(688,400)	2,019,880	1,331,480
Contributed Capital			673,840		673,840

Net (Loss)				(1,068,585)	(1,068,585)

Balance, September 30, 2004	13,561,100	13,561	3,975,633	(4,054,577)	(65,383)

Contributed Capital			133,408		133,408

Net (Loss)				(68,025)	(68,025)

Balance, September 30, 2005	13,561,100	13,561	$4,109,041	$(4,122,602)	$-

Contributed Capital	-	-	15,000	-	15,000

Net (Loss)				(15,000)	(15,000)

Balance, September 30, 2006	13,561,100	13,561	$4,124,041	$(4,137,602)	$-

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Groups Limited)

Consolidated Statements of Cash Flows

	Year Ended
	Septembere 30,
	2006	2005
Operating Activities
Net Income (Loss)	$(15,000)	$(68,025)
Adjustments to reconcile net income (Loss):
Discontinued Operations	-	-
Balance Sheet Adjustments:
(Increase) Decrease in Accounts Receivable	-	-
Increase (Decrease) in Accounts Payable	-	(65,383)

Net Cash (Used) by Operating Activities	(15,000)	(133,408)

Investing Activities
Disposal/(Purchase) of Equipment	-	-

Cash (Used) in Investing Activities	-	-

Financing Activities
Contributed Capital	15,000	133,408

Cash provided by financing	15,000	-

Net Increase (Decrease) in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Information
Taxes	$-	$-
Interest	$2,222	$45,406

The accompanying notes are an integral part of these statements

CHINA BIONANOMETER INDUSTRIES CORPORATION
(F/K/A Easy Group Limited)

Notes to the Audited Consolidated Financial Statements
(September 30, 2006 and 2005)

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $4,137,602 at September 30, 2006, and has limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

During December 2003 the company dissolved the acquisition of 360House because performance was not at the expected level. Because of the prior impairment of goodwill the dissolution resulted in a net gain on dissolution of $1,331,480 as a result of the following equity adjustments:

Paid in Capital
Before Dissolution	$3,990,193
Adjustment	(688,400)
Adjusted Paid in Capital	$3,301,793

Accumulated Deficit
Before Dissolution	$(5,005,872)
Adjustment	2,019,880
Adjusted Paid in Capital	$(2,985,992)

Adjustment to Paid in Capital	$(688,400
Adjustment to Accumulated Deficit	2,019,880
Gain on dissolution	$1,331,480

The condensed financial statements of the discontinued operations follow:

BALANCE SHEETS

September 30,
	2006	2005
ASSETS
Cash	$-	$-
Accounts Receivable - Net	-	-
Property and Equipment, Net	-	-

Net Assets of Discontinued Operations	$-	$-

LIABILITIES
Trade accounts payable and accrued expenses	$-	$-
Capital leases	-	-

Net Liabilities of Discontinued Operations	$-	$-

STATEMENTS OF OPERATIONS

	For Year Ended
	September 30,
	2006	2005
Revenue	$6,162	$5,922

Operating Expenses:
General and Administrative	7,999	60,252
Sales and Marketing	-	-
Depreciation and amortization	-	2,981

Total Operating Expenses	7,999	63,233

Loss From Operations	(1,837)	(57,311)

Total other Income (Expense)	(13,163)	(10,714)

Net (Loss)	$(15,000)	$(68,025)

Basic and Diluted
(Loss) per Share	$(0.00)	$(0.01)

Weighted Average
Number of Shares	13,561,100	13,561,100

NOTE 5- COMMON STOCK TRANSACTIONS

The Company is authorized 50,000,000 common shares at a $0.001 par value and at September 30, 2003 had issued and outstanding 13,561,100 shares.

During the year ended September 30, 2005 the company received contributed capital in the amount of $133,408 in order to meet its obligations.

During the year ended September 30, 2006 the company received contributed capital in the amount of $15,000 in order to meet its obligations.

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

On April 27, 2007, the Company entered into a share exchange agreement with FullCo Industrial Limited (FullCo), a limited liability company incorporated under the laws of Hong Kong, China. Under the agreement the company would exchange 90,000,000 common shares for all of the issued and outstanding shares of FullCo resulting in a change of control.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following table sets forth (i) the names of the executive officers, (ii) their ages as of the date of this Form 10-KSB and (iii) the capacities in which they serve Xvariant, Inc. (N/K/A China Bionanometer Industries Corporation):

Name	Age	Position	Officer Since
Reed Benson*	61	Chief Executive Officer,	2001
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

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of Xvariant's Chief Executive Officer and the other officers who were executive officers as of September 30, 2006 and whose total annual salary and bonuses exceeded $100,000 for the three fiscal years ended September 30, 2004.

Summary Compensation Table

	Annual Compensation		Compensation Awards
	Fiscal Year		Securities
	Ended	Salary	Underlying
Name and Principal Position	September 30	Compensation	Bonus	Options
Reed Benson	2006	$—	$—	—
Chief Executive Officer
Chief Financial Officer	2005	—	—	—
	2004	—	—	—

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the common stock of the Company, as of September 30, 2006, by each director, current executive officer and executive officer named in the Summary Compensation Table appearing above, and each person who, to the knowledge of the Company, owned beneficially more than 5% of the Company's common stock.

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

Board Meetings

During the year ended September 30, 2006, no formal meetings were held.

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

(b) Reports on Form 8-K.

No Form 8-Ks were filed for the fiscal year 2006.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed by Moore & Associates (“Moore”), the independent auditors for the Company, for professional services rendered for the year ended September 30, 2006:

Moore

2006
Service

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

Dated: January 26, 2008